Form 10-Q
period 1996-06-30
LENOX BANCORP INC
filed 1996-08-13
CIK 1000050

                                UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



For the Quarterly Period Ended June 30, 1996      Commission File Number 0-28162
                               -------------                             -------



                               LENOX BANCORP, INC.
          -----------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


             Ohio                                        31-1445959
- -------------------------------             ------------------------------------
(State or other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)


                   5255 Beech Street, St. Bernard, Ohio 45217
               -------------------------------------------------
                    (Address of principal executive offices)


                                (513) 242-6900
                                --------------
                 (Issuer's telephone number, including area code)


         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         YES    X                   NO
            --------                  --------

         At June 30, 1996, there were 0 shares of Common Stock, without Par Value per share, outstanding.

                               TABLE OF CONTENTS
                               -----------------


PART I - FINANCIAL INFORMATION                                             PAGE
- ------------------------------                                             ----

     Item 1 - Consolidated Financial Statements................................1

     Item 2 - Management's Discussion and Analysis.............................1


PART II - OTHER INFORMATION
- ---------------------------

     Item 1 - Legal Proceedings................................................1

     Item 2 - Changes in Securities............................................1

     Item 3 - Defaults Upon Senior Securities..................................1

     Item 4 - Submission of Matters to a Vote of Security Holders..............1

     Item 5 - Other Information................................................1

     Item 6 - Exhibits and Reports on Form 8-K.................................2


SIGNATURES.....................................................................3

                           PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

       Lenox Bancorp, Inc. is a newly formed holding company, formed for the purpose of acquiring all of the common stock of Lenox Savings Bank (the "Bank") concurrent with the Bank's conversion from mutual to stock form of organization. As of June 30, 1996, the conversion of the Bank had not been completed. Accordingly, at such time Lenox Bancorp, Inc. was a noncapitalized shell corporation with no business activities and no significant assets. On July 17, 1996, the conversion of the Bank was consummated and at such time, Lenox Savings Bank became the wholly-owned subsidiary of Lenox Bancorp, Inc. For a further discussion of Lenox Bancorp, Inc.'s formation and intended operations, see the Form S-1 Registration Statement (33-96248), as amended, initially filed on August 28, 1995, subsequently amended and declared effective on May 13, 1996. The description of Lenox Bancorp, Inc. in these filings is herein incorporated by reference.

Item 2.  Management Discussion and Analyses

       See Item 1.

                           PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

       None

Item 2 - Changes in Securities

       None

Item 3 - Defaults Upon Senior Securities

       None

Item 4 - Submission of Matters to a Vote of Security Holders

       None

Item 5 - Other Information

       None

Item 6 - Exhibits and Reports on Form 8-K

       (a)    Exhibits

              Exhibit 3.1 - Certificate of Incorporation of Lenox Bancorp, Inc.*

              Exhibit 3.2 - Bylaws of Lenox Bancorp, Inc. *

              Exhibit 27 - Financial Data Schedule

              Exhibit 99.1 - Financial information for Lenox Savings Bank for the quarter ended June 30, 1996.


       (b)    Reports on Form 8-K

              None


- --------------------------
*    Incorporated  herein by reference  into this document from Exhibits to Form
     S-1,   Registration   Statement,   filed  August  28,  1995,   as  amended,
     Registration No. 33-96248.

                                     SIGNATURES
                                     ----------

       In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           LENOX BANCORP, INC.
                                           (Registrant)




Date:  August 13, 1996                     /s/ Virginia M. Porowski
                                           -------------------------------------
                                           Virginia M. Porowski
                                           President and Chief Executive Officer





Date:  August 13, 1996                     /s/ William T. Bird
                                           -------------------------------------
                                           William T. Bird
                                           Treasurer and Chief Financial Officer
                                           (Principal Accounting Officer)