Form 10-Q
period 1996-09-30
LENOX BANCORP INC
filed 1996-11-14
CIK 1000050

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC  20549

                                   FORM 10-Q


(Mark One)

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1996

                                     or

[    ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                               --------------------      ----------------------

                         Commission File Number 0-28162

                                LENOX BANCORP, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         OHIO                                                  31-1445959
-------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or             (IRS Employer
 organization)                                             Identification No.)

5255 Beech Street, St. Bernard, Ohio                              45217
-------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)

                                  (513) 242-4690
-------------------------------------------------------------------------------
                (Registrant's telephone number, including area code)

                                   Not Applicable
-------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes | | No

                         APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 425,677 shares of common stock, without par value per share, were outstanding as of November 10, 1996.

                                LENOX BANCORP, INC.
                                     FORM 10-Q

                                       INDEX

                                                                           PAGE

PART I        FINANCIAL INFORMATION

     Item 1   Consolidated Balance Sheets as of September 30, 1996
              and December 31, 1995.........................................2

              Consolidated Statements of Operations for the
              Three and Nine Months Ended September 30, 1996 and 1995.......3

              Consolidated Statements of Cash Flows for the Three and
              Nine Months Ended September 30, 1996 and 1995.................4

              Notes to Consolidated Financial Statements....................5

     Item 2   Management's Discussion and Analysis of
              Financial Condition and Results of Operations.................6


PART II       OTHER INFORMATION

     Item 1   Legal Proceedings.............................................11

     Item 2   Changes in Securities.........................................11

     Item 3   Defaults Upon Senior Securities...............................11

     Item 4   Submission of Matters to a Vote of Security Holders...........11

     Item 5   Other Information.............................................11

     Item 6   Exhibits and Reports on Form 8-K..............................11


SIGNATURES

                           PART I--FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               LENOX BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                      SEPTEMBER 30,          DECEMBER 31,
                                                                                           1996                  1995
                                                                                    ------------------    -------------------
                                                                                       (UNAUDITED)
ASSETS
Cash and due from banks.......................................................            $  1324                $ 1,249
Certificates of deposit.......................................................                160                    152

Investment securities - available for sale, at fair value (amortized  cost of
$7,284 at September 30, 1996 and amortized cost of $6,022 at
December 31, 1996.............................................................              7,439                  6,021

Mortgage-backed securities - available for sale, at fair value (amortized cost of $877 at September 30, 1996 and amortized cost of $1,083 at
December 31, 1995)............................................................                875                  1,023

Loans receivable, net.........................................................             36,630                 33,384

Accrued interest receivable:
  Loans......................................................................                 142                    124
  Mortgage-backed securities.................................................                   6                      7
  Investments and certificates of deposit....................................                 120                    104
Property and equipment, net...................................................                263                    288
Federal Home Loan Bank Stock-at cost..........................................                428                    407
Prepaid federal income tax....................................................                  -                     19
Prepaid expenses and other assets.............................................                 99                    253
                                                                                          -------                -------

     Total assets.............................................................            $47,332                $43,149
                                                                                          =======                =======

LIABILITIES AND RETAINED EARNINGS
Liabilities:
  Deposits:
    Savings, club and other accounts.........................................           $  5,565                $ 5,683
    Money market and NOW accounts............................................              4,893                  5,529
    Certificate accounts.....................................................             23,643                 22,466
                                                                                         -------                 ------
      Total deposits.........................................................             34,101                 33,669
Advances from Federal Home Loan Bank..........................................             5,662                  5,327
Capitalized lease obligations.................................................                 6                     16
Advances by borrowers for taxes and insurance.................................                50                     95
Deferred tax liability........................................................                15                    106
Accrued federal income taxes..................................................                11                     --
Accrued expenses and other liabilities........................................               149                     87
SAIF assessment...............................................................               227                     --
                                                                                       ---------              ---------
    Total liabilities........................................................             40,222                 39,301
Stockholders' equity Common Stock, no par value;
2,00,000 shares authorized; 425,677 issued and outstanding....................             3,850                  3,768
Additional paid in capital:
Stockholder's equity - substantially restricted...............................              (104)                    81
                                                                                        --------               --------
Unrealized gain (loss) on available for sale securities,
  net of tax of $53,550 and $37,024 for September 30
  and December 31, respectively..............................................           (184,432)                80,511

    Total stockholders' equity...............................................              7,110                  3,848
                                                                                          ------                -------
Total liabilities and stockholders' equity....................................           $47,332                $43,149
                                                                                         =======                =======

See accompanying notes to consolidated financial statements.

                                            LENOX SAVINGS BANK
                                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                            SEPTEMBER 30, 1996


                                                                  FOR THE THREE MONTHS             FOR THE NINE MONTHS
                                                                   ENDED SEPTEMBER 30,             ENDED SEPTEMBER 30,
                                                              -----------------------------  -------------------------------
                                                                  1996            1995            1996             1995
                                                              -------------   -------------  --------------   --------------
INTEREST AND DIVIDEND INCOME
   Loans................................................           681             621           1,977            1,810
   Mortgage-backed securities...........................            15              19              62               53
   Investments and interest bearing deposits............           140             131             368              327
   FHLB stock dividends.................................             8               7              22               20
                                                                   ---             ---           -----            -----
       Total............................................           844             777           2,429            2,209
                                                                   ---             ---           -----            -----

INTEREST EXPENSE
   Deposits.............................................           406             415           1,209            1,240
   Borrowed money and capitalized leases................            81              63             250              108
                                                                   ---             ---           -----            -----
       Total............................................           487             477           1,459            1,347
                                                                   ---             ---           -----            -----

   Net interest income before provision for loan losses.           357             300             970              862

Provision (credit) for loan losses......................            --              (3)              --              (6)
                                                                   ---             ---            ----              ---

   Net interest income after provision for loan losses..           357             303             970              868
                                                                   ---             ---             ---              ---

OTHER INCOME
   Service fee income...................................            29              24              82               69
   Gain on sale of investments..........................           (--)             --              29               --
                                                                   ---             ---             ---               --
       Total............................................            29              24             110               69
                                                                   ---             ---             ---               --

GENERAL AND ADMINISTRATIVE EXPENSES
   Compensation and employee benefits...................            81             103             291              321
   Occupancy and equipment..............................            42              66             126              143
   Federal insurance premiums...........................           247              20             285               60
   Franchise taxes......................................            13              16              39               43
   Other expenses.......................................            94             110             227              300
                                                                   ---             ---             ---              ---
       Total............................................           477             314             968              866
                                                                   ---             ---             ---              ---

   Income before provision for income taxes.............           (91)             12             112               70

Provision for income taxes..............................           (38)             --              30               15
                                                                   ---             ---             ---               --

   Net income...........................................           (53)             12              82               55
                                                                   ===              ==              ==               ==

   Earnings per share...................................          (.12)            N/A             N/A              N/A
                                                                  =====            ===             ===              ===

See accompanying notes to consolidated financial statements.


                                                        LENOX BANCORP, INC.
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                        SEPTEMBER 30, 1996

                                                                         FOR THE THREE MONTHS            FOR THE NINE MONTHS
                                                                         ENDED SEPTEMBER 30,             ENDED SEPTEMBER 30,
                                                                     ----------------------------   -----------------------------
                                                                         1996           1995            1996             1995
                                                                     ------------   -------------   -------------    ------------
                                                                                           (IN THOUSANDS)

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income....................................................           (27)             12              82              56
   Adjustments to reconcile net income to net cash provided
      by operating activities:
   Depreciation and amortization.................................            18              19              49              44
   Provision (credit) for losses on loans........................            --              (3)             --              (6)
   Amortization of deferred loan fees............................            (5)            (10)             (7)            (17)
   Deferred loan origination fees (costs)........................             3              10               5               5
   FHLB stock dividends..........................................            (8)             (7)            (22)            (19)
   Gain on sale of investments and mortgage-backed securities....            --              --             (29)             --
   Gain on sale of equipment.....................................            --              (2)                             (2)
   Effect of change in operating assets and liabilities:
       Accrued interest receivable...............................             3             (39)            (34)            (75)
       Prepaid expenses..........................................           131            (114)              1            (142)
       Advances by borrowers for taxes and insurance.............            31              31             (45)            (20)
       Accrued expenses..........................................           316              52             288              45
       Accrued federal income taxes..............................           (38)             --              11              --
       Deferred federal income taxes.............................            --              (5)             --               6
                                                                         ------           -----          ------         -------
            Net cash provided (used) by operating activities.....           424             (56)            299            (126)
                                                                         ------           -----          ------         -------
CASH FLOWS FROM INVESTING ACTIVITIES
   Property and equipment additions..............................           (12)            (65)            (13)            (72)
   Proceeds from sale of equipment...............................            --               4              --               4
   Purchase of mortgage-backed securities - AFS..................            --              --            (653)             --
   Purchase of mortgage-backed securities - HTM..................            --            (164)             --            (164)
   Repayment of mortgage-backed securities.......................            52              26             183              50
   Proceeds from sale of mortgage-backed securities - AFS........            --              --             646              --
   Purchase of certificates of deposit...........................            (3)            (--)             (8)             --
   Redemption of certificates of deposits........................            --              (2)             --              76
   Loan disbursements............................................        (4,173)         (3,339)         (9,832)         (8,049)
   Loan principal repayments.....................................         2,668           2,234           6,552           4,705
   Purchase of investments - AFS.................................        (2,000)             --          (6,150)             --
   Purchase of investments - HTM.................................            --          (1,019)             --          (4,727)
   Maturity of investments - HTM.................................            --           1,300              --           2,500
   Maturity of investments - AFS.................................           400              --           2,220              --
   Proceeds from sale of investments - AFS.......................           149              --           2,501              --
                                                                        -------        --------         -------        --------
       Net cash used in investing activities.....................        (2,919)         (1,025)         (4,554)         (3,667)
                                                                        -------        --------        --------        --------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase (decrease) in deposits...........................        (3,597)         (1,196)            432          (1,907)
   Borrowings from FHLB..........................................           (50)          2,625             600           5,225
   Repayment of FHLB advances....................................          (123)             (5)           (265)            (18)
   Payments on capitalized lease obligations.....................            (3)            (10)             (9)            (29)
   Proceeds from issuance of common stock........................         3,572              --           3,572              --
                                                                         ------         -------          ------         -------
       Net cash provided by financing activities.................          (201)          1,414           4,330           3,271
                                                                         ------          ------          ------          ------

Increase (decrease) in cash and cash equivalents.................        (2,696)            333              75            (522)
Cash and cash equivalents, beginning of period...................         4,020           1,124           1,249           1,979
                                                                         ------          ------          ------          ------

Cash and cash equivalents at end of period.......................       $ 1,324         $ 1,457         $ 1,324         $ 1,457
                                                                        =======         =======         =======         =======
SUPPLEMENTAL DISCLOSURE
   Cash paid for:
       Interest expense..........................................          $487            $477          $1,445          $1,347
       Income taxes..............................................          $ --           $  --        $     --         $    24


See accompanying notes to consolidated financial statements.

                                  LENOX BANCORP, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995


1.       PRINCIPLES OF CONSOLIDATION
         ---------------------------

         The consolidated financial statements include the accounts of Lenox Bancorp, Inc. ("Lenox" or the "Company") and its wholly-owned subsidiary Lenox Savings Bank (the "Bank"). All significant intercompany transactions have been eliminated in consolidation. The investment in the Bank on Lenox's financial statements is carried at the parent company's equity in the underlying net assets.

         The consolidated balance sheet as of September 30, 1996 and related consolidated statements of income, cash flows and changes in stockholder's equity for the three and nine months ended September 30, 1996 and 1995 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted of normal recurring items. Interim results are not necessarily indicative of results for a full year.

         The financial statements and notes are presented as permitted by Form 10-Q. The interim statements are unaudited and should be read in conjunction with the financial statements and notes thereto contained in the Bank's annual report as presented in Lenox's prospectus dated May 13, 1996.

2.       CONVERSION TO CAPITAL STOCK FORM OF OWNERSHIP
         ---------------------------------------------

         The Board of Directors of Lenox Savings Bank, FSB adopted a plan of conversion, pursuant to which the Bank would convert from an Ohio chartered mutual savings bank to an Ohio chartered capital stock savings bank, with the concurrent formation of the holding company, Lenox Bancorp, Inc. On July 14, 1996, the conversion from a mutual form of ownership to a stock form was finalized. Lenox was capitalized through the initial sale of 425,677 shares of common stock to eligible account holders, an employee benefit plan of the Bank, supplemental eligible account holders, other members of the Bank, and the general public. Lenox then used a portion of the proceeds from the sale to purchase all of the outstanding shares of the Bank. This transaction was accounted for in a manner similar to the pooling of interests method.

         The Bank may not declare or pay cash dividends on or repurchase any of its shares of common stock if the effect thereof would cause equity to be reduced below applicable regulatory capital maintenance requirements or if such declaration and payment would otherwise violate regulatory requirements.

3.       EARNINGS PER SHARE
         ------------------

         The initial public offering was completed July 14, 1996. Net income for the nine months ended September 30, 1996 was $82,000 and the net loss for the quarter ended September 30, 1996 was $53,000 or $(.12) per share. Earnings per share information for the nine month period ended September 30, 1996 and 1995 and the quarter ended September 30, 1995 are not applicable since the Bank's mutual to stock conversion was not consummated until July 14, 1996.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Comparison of Financial Condition at September 30, 1996 and December 31, 1995.
-----------------------------------------------------------------------------

         ASSETS. Total assets increased by $4.2 million, or 9.7% to $47.3 million at September 30, 1996, from $43.1 million at December 31, 1995. The increase in total assets was primarily attributable to the Bank's conversion from the mutual to stock form of ownership and the receipt of conversion proceeds upon the issuance of common stock by the Company. Net proceeds from the issuance of Common Stock totalled $3.6 million, and were invested in loans and investment securities. Loans increased by $3.2 million, or 9.7% to $36.6 million at September 30, 1996 from $33.4 million at December 31, 1995. Investment securities increased by $1.2 million or 19.8% to $7.3 million at September 30, 1996 from $6.1 million at December 31, 1995.

         LIABILITIES. Total liabilities increased by 900,000, from $39.3 million at December 31, 1995 to $40.2 million at September 30, 1996 primarily due to $227,131 accrued for the required SAIF assessment which contributed to the increase in accrued expenses and other liabilities to $458,455 for the nine months ended September 30, 1996 from $304,441 at December 31, 1996. Total liabilities also increased due to an increase in total deposits. Total deposits at September 30, 1996 were $34.1 million, representing a $432,193, or 1.3% increase over the December 31, 1995 balance of $33.7 million. Certificate accounts increased $1.1 million, or 5.2%, while savings, club and other accounts decreased $25,460, or 0.4% and money market and NOW accounts increased $1.3 million, or 51.6% during the first nine months of 1996. The increase in certificate accounts was due mainly to favorable rates offered by the Bank. The increase in money market and NOW accounts was due to the deposit by the Company of proceeds from the conversion in Lenox Savings Bank. Federal Home Loan Bank ("FHLB") advances increased by $335,292, or 6.3% to $5.7 million at September 30, 1996 from $5.3 million at December 31, 1995.

         CAPITAL. Stockholders' equity increased $3.2 million, or 84.8% to $7.1 million at September 30, 1996 from $3.8 million at December 31, 1995. The increase was due to the Bank's conversion to a stock from of ownership and the subsequent issuance of common stock which netted the Company $3.6 million. The increase was also due to a net income of $82,165 earned for the nine months ended September 30, 1996.

         LIQUIDITY AND CAPITAL RESOURCES. The Company's primary sources of funds are deposits and principal and interest payments on loans. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and mortgage prepayments are strongly influenced by changes in general interest rates, economic conditions, and competition.

         The primary investment activity of the Company for the nine months ended September 30, 1996 was the origination of mortgage and consumer loans in the amount of $9.8 million. The most significant source of funds for the nine months ended September 30, 1996 were the proceeds from the issuance of common stock of $3.6 million and borrowings from the FHLB of $600,000.

         The Bank is required to maintain a minimum level of liquidity (net cash, short term and marketable assets divided by total deposits and short term liabilities), as defined by the Federal Deposit Insurance Corporation ("FDIC"), of at least 15%. The Bank's liquidity at September 30, 1996 was 25.0%. The Bank's most liquid assets are cash, federal funds sold, and marketable securities. The levels of the Bank's liquid assets are dependent on the Bank's operating, financing, lending and investing activities during any given period. At September 30, 1996, assets qualifying for short term liquidity, including cash and short term investments, totalled $9.7 million.

         At September 30, 1996, the Bank's capital exceeded all of the capital requirements of the FDIC. The Bank's tier 1 leverage and total capital to risk-weighted capital ratios were 15.2% and 31.4%, respectively.

RECENT DEVELOPMENTS
-------------------

         On September 30, 1996, the President signed into law the Deposit Insurance Funds Act of 1996 (the "Funds Act") which, among other things, imposes a special one-time assessment on SAIF member institutions, including the Association, to recapitalize the SAIF. As required by the Funds Act, the FDIC imposed a special assessment of 65.7 basis points on SAIF assessable deposits held as of March 31, 1995, payable November 27, 1996. The special assessment was recognized as an expense in the third quarter of 1996 and is tax deductible. The Association took a charge of $227,000 as a result of the FDIC special assessment.

         The Funds Act also spreads the obligations for payment of the Financing Corporation ("FICO") bonds across all SAIF and BIF members. Beginning on January 1, 1997, BIF deposits will be assessed for FICO payments at a rate of 20% of the rate assessed on SAIF deposits. Based on current estimates by the FDIC, BIF deposits will be assessed a FICO payment of 1.3 basis points, while SAIF deposits will pay an estimated 6.5 basis points on the FICO bonds. Full pro rata sharing of the FICO payments between BIF and SAIF members will occur on the earlier of January 1, 2000 or the date the BIF and SAIF are merged. The Funds Act specifies that the BIF and SAIF will be merged on January 1, 1999 provided no savings associations remain as of that time.

         As a result of the Funds Act, the FDIC recently proposed to lower SAIF assessments to 0 to 27 basis points effective January 1, 1997, a range comparable to that of BIF members. However, SAIF members will continue to make the higher FICO payments described above.

Management cannot predict the level of FDIC insurance assessments on an on-going basis whether the savings association charter will be eliminated or whether the BIF and SAIF will eventually be merged.

Comparison  of Results of  Operations  for the Three months ended  September 30,
--------------------------------------------------------------------------------
1996 and 1995.
-------------

         GENERAL. Net income for the three months ended September 30, 1996 decreased by $65,000, or 542%, to $(53,000) from $12,000 for the three months ended September 30, 1995. This decrease was primarily due to the contribution of $227,000 for the recapitalization of the Savings Association Insurance Fund
(SAIF).

         INTEREST INCOME. Interest income for the three months ended September 30, 1996 was $844,000 compared to $777,000 for the three months ended September 30, 1995, an increase of $67,000 or 8.6%. Interest earned on loans increased $60,000, or 9.7% to $681,000 for the three months ended September 30, 1996 from $621,000 for the three months ended September 30, 1995 and was the primary reason for the increase in interest income. The increase in interest earned on loans was due to an increase in the average balance of loans for the three months ended September 30, 1996 from the comparable 1995 period. Adding to the increase in interest income was an increase of $9,000, or 6.9% in interest earned on investments and interest bearing deposits. This increase was primarily due to the average balance of investments and interest bearing deposits for the three months ended September 30, 1996 increasing as compared to the average balance for the three months ended September 30, 1995.

         INTEREST EXPENSE. Interest expense for the three months ended September 30, 1996 was $487,000 compared to $477,000 for the three months ended September 30, 1995, an increase of $10,000 or 2.1%. Interest expense on deposits was $406,000 for the three months ended September 30, 1996 as compared to $415,000 for the three months ended September 30, 1995. Interest expense on borrowed money and capitalized leases was $81,000 for the three months ended September 30, 1996 as compared to $63,000 for the three months ended September 30, 1995, an increase of $18,00 or 28.6%. The increase was due to a larger amount of outstanding Federal Home Loan Bank advances for the period ended September 30, 1996.

         NET INTEREST INCOME. Net interest income increased for the three months ended September 30, 1996 increased to $357,000 from $303,000 for the three months ended September 30, 1995. This increase was due to interest income increasing by $67,000 or 8.6% compared to interest expense for the three months ended September 30, 1996 increasing $10,000 or 2.0%

         GENERAL AND ADMINISTRATIVE EXPENSES. Other expenses increased for the three months ended September 30, 1996 to $477,000 from $314,000 for the three months ended September 30, 1995. This increase was primarily due to the Bank's contribution of $227,000 for the recapitalization of the Savings Association Insurance Fund (SAIF), implementation of the Bank Employee Stock Ownership Plan
(ESOP) and additional expenses associated with becoming a public company.

         INCOME TAXES. Income taxes for the three months ended September 30, 1996 decreased $38,000 to $(38,000), from $0 for the three months ended September 30, 1995. This was the result of an decrease in income before taxes of $103,000 for the three months ended September 30, 1996, compared to the same period of the prior year.

Comparison of Results of Operations for the Nine months ended September 30, 1996
--------------------------------------------------------------------------------
and 1995.
--------

         GENERAL. Net income for the nine months ended September 30, 1996 increased by $27,092, or 33.0%, to $82,165 from $55,073 for the nine months ended September 30, 1995. This increase was due primarily to an increase in net interest income of $102,044, offset by an increase in taxes of $14,841 and an increase of $138,506 in general and administrative expenses resulting exclusively from the Bank's contribution of $227,000 for the recapitalization of the SAIF.

         INTEREST  INCOME.  Interest  income for the nine months ended September
30, 1996 was $2.4 million compared to $2.2 million for the nine months ended September 30, 1995. Interest earned on loans increased $167,069, or 9.2% to $2.0 million for the nine months ended September 30, 1996 from $1.8 million for the nine months ended September 30, 1995 and was the primary reason for the increase in interest income. The increase in loans was primarily due to an increase of $2.7 million, or 8.3%, in the average balance of conventional mortgage loans for the nine months ended September 30, 1996 from the comparable 1995 period. Adding to the increase in interest income, was an increase of $50,300, or 13.4% in interest earned on investments and interest bearing deposits.

         INTEREST EXPENSE. Interest expense for the nine months ended September 30, 1996 was $1.5 million compared to $1.3 million for the same period ended September 30, 1995, and increase of 112,000 or 8.3%. Interest expense on deposits decreased $31,000 or 2.5% to $1.2 million for the nine months ended September 30, 1996 compared to the balance for the nine months ended September 30, 1995, which decrease was primarily due to a larger percentage of the Bank's deposits being composed of lower costing money market and NOW accounts. Interest expense on borrowed money and capitalized leases increased $135,000 to $243,000 for the nine months ended September 30, 1996 compared to $108,000 for the nine months ended September 30, 1995. The increase was primarily due to an increase in borrowed funds.

         NET INTEREST INCOME. Net interest income increased for the nine months ended September 30, 1996 to $970,000 from $867,000 for the nine months ended September 30, 1995. This increase was due to interest income increasing by $219,663, or 9.9% to $2.4 million from $2.2 million for the nine months ended September 30, 1996 and 1995, respectively. Interest expense increased only 8.2% to $1.5 million for the nine months ended September 30, 1996 compared to $1.3 million for the same time period in 1995.

         PROVISION FOR LOAN LOSSES. There were no provisions recorded during the period ended September 30, 1996. As of September 30, 1996, nonperforming assets totalled $65,068 representing a $24,720 decrease from the December 31, 1996 balance of $89,788. At September

30, 1996, the allowance for loan losses equalled 92.2% of total non-performing assets, as compared to 66.8% as of December 31, 1995.

         For the nine months ended September 30, 1996 and 1995, loans with an aggregate balance of $1.241 were charged off and loans totalling $1,621 were recovered. Management believes that the current level of loan loss reserve is adequate to cover losses inherent in the portfolio as of such date. There can be no assurance, however, that Lenox will not sustain losses in future periods which could be substantial in relation to the size of the allowance at September 30, 1996.

         OTHER INCOME. Other income increased by $78,397 or 114% to $147,213 for the nine months ended September 30, 1996 from $68,816 for the nine months ended September 30, 1995. The increase was primarily due to an increase of $49,891 in service fee income and a gain on the sale of investments of $29,506 during the nine months ended September 30, 1996.

         GENERAL AND ADMINISTRATIVE EXPENSES. Other expenses increased for the nine months ended September 30, 1996 to $1.0 million from $866,374 for the nine months ended September 30, 1995. This increase was the result of the Bank accruing $227,000 for the recapitalization of the SAIF and the implementation of the Bank's Employee Stock Ownership Plan ("ESOP") and additional expenses associated with becoming a public company.

         INCOME TAXES. Income taxes for the nine months ended September 30, 1996 increased $14,841 to $29,860, from $15,019 for the nine months ended September 30, 1995. This was the result of an increase in income before taxes of $41,933 for the nine months ended September 30, 1996, compared to the same period of the prior year. The annualized effective income tax rate for the periods ended September 30, 1996 and 1995 were 35.4% and 21.4%, respectively.

                           PART II -- OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

         There are various claims and lawsuits in which the Company is periodically involved incidental to the Company's business, which in the aggregate involve amounts which are believed by management to be immaterial to the financial condition and results of operations of the Company.

ITEM 2.  CHANGES IN SECURITIES.

         Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None

ITEM 5.  OTHER INFORMATION.

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

          (a)  The following exhibits are filed as part of this report.

               Exhibit 3.1 - Certificate of Incorporation of Lenox Bancorp,Inc.*
               Exhibit 3.2 - Bylaws of Lenox Bancorp, Inc.*
               Exhibit 11  - Computation of Earnings Per Share (filed herewith)
               Exhibit 27  - Financial Data Schedule (filed herewith)

          (b)  Reports on Form 8-K

               None


-----------------------
* Incorporated herein by reference into this document from the Exhibits to Form S-1, Registration Statement, filed on August 28, 1996, as amended, Registration No. 33-96248.

                                     SIGNATURES
                                     ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           LENOX BANCORP, INC.
                                           (Registrant)




Date:  November 14, 1996                   /s/ Virginia M. Porowski
                                           ------------------------
                                           Virginia M. Porowski
                                           President and Chief Executive Officer




Date:  November 14, 1996                   /s/ William T. Bird
                                           -------------------
                                           William T. Bird
                                           Treasurer and Chief Financial Officer
                                           (Principal Accounting Officer)