Form 10-K405
period 1996-12-31
LENOX BANCORP INC
filed 1997-03-28
CIK 1000050

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

                   Annual report pursuant to Section 13 of the
                         Securities Exchange Act of 1934

                   For the fiscal year ended DECEMBER 31, 1996

                          Commission File No.: 0-28162

                               LENOX BANCORP, INC.
             (exact name of registrant as specified in its charter)

         OHIO                                         31-1445959
      (State or other jurisdiction of                 (I.R.S. Employer I.D. No.)
      incorporation or organization)

                   5255 BEECH STREET, ST. BERNARD, OHIO 45217
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (513) 242-6900
        Securities registered pursuant to Section 12(b) of the Act: NONE
           Securities registered pursuant to Section 12(g) of the Act:

                           COMMON STOCK, NO PAR VALUE
                                (Title of class)

      The registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes     X      No          .
    --------      --------

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

      The aggregate market value of the voting stock held by non-affiliates of the registrant, I.E., persons other than directors and executive officers of the registrant is $5,785,486 and is based upon the last sales price as quoted in the National Daily Quotation Service "Pink Sheet" for March 24, 1997.

      As of March 24, 1997, the Registrant had 425,677 shares outstanding (excluding treasury shares).

                       DOCUMENTS INCORPORATED BY REFERENCE

      PORTIONS OF THE ANNUAL REPORT TO STOCKHOLDERS FOR THE YEAR ENDED DECEMBER 31, 1996 ARE INCORPORATED BY REFERENCE INTO PART II OF THIS FORM 10-K.

      PORTIONS  OF  THE  PROXY   STATEMENT  FOR  THE  1997  ANNUAL   MEETING  OF
STOCKHOLDERS ARE INCORPORATED BY REFERENCE INTO PART III OF THIS FORM 10-K.

                                     INDEX

PART I                                                                  PAGE
                                                                        ----

Item 1.  Business ...........................................             1

Additional Item.  Executive Officers of the Registrant.......            34

Item 2.  Properties..........................................            34

Item 3.  Legal Proceedings...................................            35

Item 4.  Submission of Matters to a Vote of Security Holders.            35


PART II

Item 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters.................................            35

Item 6.  Selected Financial Data.............................            35

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.................            35

Item 8.  Financial Statements and Supplementary Data.........            35

Item 9.  Changes in and Disagreements with Accountants
         on Accounting and Financial Disclosure..............            35

PART III

Item 10. Directors and Executive Officers of the Registrant..            36

Item 11. Executive Compensation..............................            36

Item 12. Security Ownership of Certain Beneficial Owners
         and Management......................................            36

Item 13. Certain Relationships and Related Transactions......            36

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports
         on Form 8-K.........................................            37

SIGNATURES...................................................            39

                                    PART I

ITEM 1.  BUSINESS.
-----------------

GENERAL

      Lenox Bancorp, Inc. (also referred to as the "Company") was incorporated under Ohio law on July 24, 1995. On July 17, 1996, the Registrant acquired Lenox Savings Bank (the "Bank" or "Lenox") as a part of the Bank's conversion from a mutual to a stock Ohio chartered savings bank. The Registrant is a savings and loan holding company and is subject to regulation by the Office of Thrift Supervision (the "OTS"), the Federal Deposit Insurance Corporation (the "FDIC") and the Securities and Exchange Commission (the "SEC"). Currently, the Registrant does not transact any material business other than through the Bank. The Registrant retained 50% of the net conversion proceeds amounting to $1.89 million which was used to purchase investment securities and fund loan demand. At December 31, 1996, the Company had total assets of $47.1 million and stockholders' equity of $7.3 million (15.4% of total assets).

      The Bank was originally chartered in 1887 as an Ohio building and loan company for the primary purpose of serving the financial needs of the employees of Procter & Gamble. The Bank later converted to an Ohio savings and loan company and in November 1993, converted to an Ohio savings bank under its current name. The Bank conducts its business from one office located in St. Bernard, Ohio.

      The Bank is primarily engaged in attracting deposits from the general public in its primary market area and investing such deposits and other available funds in mortgage loans secured by one- to four-family residences. At December 31, 1996, the Bank had invested $34.8 million, or 92.8%, of its total loan portfolio in one- to four-family mortgage loans. The Bank also invests in consumer loans. Due to the close ties that have existed between the Bank and Procter & Gamble, the Bank has a high concentration of borrowers and depositors who are Procter & Gamble employees. The Bank has hired a mortgage loan originator to help it attract borrowers and has also begun to market its products and services more aggressively throughout its primary market area. In times of low mortgage demand, the Bank has sought to invest available funds in short-term investment securities including U.S. Government and Agency securities.

MARKET AREA AND COMPETITION

      The Bank primarily originates one- to four-family residential mortgage loans within its primary market area. The Bank's deposit gathering and lending markets are concentrated in Hamilton County, Ohio, however, the Bank also offers loans in Warren, Butler and Clermont counties, Ohio and Boone, Campbell and Kenton counties, Kentucky. The Bank's high concentration of lending to and deposit gathering from Procter & Gamble employees has resulted in the Bank directly competing with institutions throughout the Cincinnati area, and most recently directly with a Cincinnati commercial bank that has opened branch offices at Procter & Gamble facilities.

      The Cincinnati area, which includes Hamilton County, has a stable economic base supported by a variety of industries and employment sectors. Cincinnati is the second largest metropolitan area in the state of Ohio. Although Cincinnati's economy was founded on manufacturing, which remained the dominant employment sector throughout much of the twentieth century, manufacturing industries now trail services and wholesale and retail trade in terms of employment. Following the national trend, service industries were the fastest growing employment sector through the 1980s and are now the largest employment sector in the Cincinnati metropolitan area, led by health, business, and legal services. The second largest employment sector is the wholesale and retail trade sector. Although less prominent, manufacturing remains a large employment sector, providing employment in such industries as transportation equipment, food products, industrial machinery and chemicals.

      Cincinnati is the chosen headquarters for many Fortune 500 companies, including Procter & Gamble, E.W. Scripps, Federated Department Stores and Cincinnati Milacron. Many other companies among the Fortune 500 have also established operations in Cincinnati, including Ford Motor Corp. and General Electric. Overall, Cincinnati's popularity among large employers has served to increase the size and stability of the Cincinnati economy.

      The Cincinnati area's increasingly diverse economic mix provides the metropolitan area with a strong degree of economic stability, which has served to lessen the impact the national recession has had on the Cincinnati area. Employment increases in the service and wholesale/retail trade industries, coupled with less dependence on manufacturing employment has further insulated the economy from recessionary trends. Hamilton County, the location of Cincinnati, has benefitted the most from this economic diversification as evidenced by its lower rate of unemployment relative to Ohio and U.S. averages.

      The Bank faces significant competition both in making loans and in attracting deposits. The Bank's competitors are the financial institutions operating in its primary market area, many of which are significantly larger and have greater financial resources than the Bank. The Bank's competition for loans comes principally from commercial banks, savings and loan associations, mortgage banking companies, credit unions and insurance companies. Its most direct competition for deposits has historically come from savings and loan associations and commercial banks. The Cincinnati area is the home to many commercial banks and savings institutions. As of December 31, 1996, the Bank estimates that it represented less than 1% of the total assets and market share for loans and deposits, among financial institutions serving the Cincinnati area. In addition, the Bank faces increasing competition for deposits from non-bank institutions such as brokerage firms and insurance companies in such areas as short-term money market funds, corporate and government securities funds, mutual funds and annuities. Competition may also increase as a result of the lifting of restrictions on the interstate operations of financial institutions.

LENDING ACTIVITIES

      GENERAL. Historically, the principal lending activity of the Bank has been the origination of long-term fixed-rate and adjustable rate one- to four-family mortgage loans. To a lesser extent, the Bank originates consumer loans. At December 31, 1996, the Bank had invested $34.8 million, or 92.8% of its total loan portfolio in one- to four-family mortgage loans. The Bank has hired a mortgage loan originator to help it attract borrowers and has also begun to market its products and services more aggressively throughout its primary market area. As of December 31, 1996, the Bank exceeded all regulatory capital requirements.

      LOAN PORTFOLIO COMPOSITION. The Bank's loan portfolio consists primarily of one- to four-family loans. The types of loans that the Bank may originate are subject to federal and state law and regulations. Interest rates charged by the Bank on loans are affected by the demand for such loans and the supply of money available for lending purposes and the rates offered by competitors. These factors are, in turn, affected by, among other things, economic conditions, monetary policies of the federal government, including the Federal Reserve Board and legislative tax policies.

      The following table sets forth the composition of the Bank's loan portfolio in dollar amounts and in percentages of the respective portfolios at the dates indicated.


                                                                       At December 31,
                              -------------------------------------------------------------------------------------------------
                                     1996                 1995                1994               1993               1992
                              -------------------  -------------------  ----------------   -----------------  -----------------
                                         Percent              Percent            Percent             Percent            Percent
                               Amount    of Total   Amount   of Total   Amount   of Total   Amount   of Total  Amount  of Total
                              --------   --------  --------  ---------  -------  -------   --------  -------  --------  -------
                                                                   (Dollars in thousands)
REAL ESTATE LOANS:
  One- to four-family(1)....  $35,124     93.68%   $30,633     91.76%   $29,265    92.60%  $26,112   92.58%   $26,466    91.91%
  Construction(2)...........      120      0.32         53       .16         --       --       107     .38        291     1.01
                              -------    ------    -------    ------    -------   ------   -------  ------    -------   ------
    Total real estate loans.   35,244     94.00     30,686     91.92     29,265    92.60    26,219   92.96     26,757    92.92

OTHER LOANS:
  Consumer loans(3).........    2,399      6.39      2,817      8.44      2,465     7.80     2,213    7.85      2,450     8.51
                              -------    ------    -------    ------    -------   ------   -------  ------    -------   ------
    Total loans.............   37,643    100.39     33,503    100.36     31,730   100.40    28,432  100.81     29,207   101.43
                              -------              -------              -------            -------            -------

LESS:
  Deferred loan fees.              42      0.11         43       .13         59      .19        80     .29        166      .58
  Loans in process...              48      0.13         16       .05         --       --        82     .29        188      .65
  Allowance for loan losses.       58      0.15         60       .18         66      .21        66     .23         57      .20
                              -------    ------    -------    ------    -------   ------   -------  ------    -------   ------
  Total reductions..........      148      0.39        119       .36        125      .40       228     .81        411     1.43
                              -------    ------    -------    ------    -------   ------   -------  ------    -------   ------
TOTAL LOANS RECEIVABLE, NET   $37,495    100.00%   $33,384    100.00%   $31,605   100.00%  $28,204  100.00%   $28,796   100.00%
                              =======    ======    =======    ======    =======   ======   =======  ======    =======   ======

----------------------------
(1)  Includes  second  mortgage  loans  and  home  equity  lines  of  credit  on residential one- to four-family properties.
(2)  Construction  loans are originated for the construction of residential one-
     to four-family homes. The Bank approves the borrowers for the end loan financing on  all  construction  loans  it  originates.
(3)  Includes  loans  secured  by automobiles, boats, common stock, savings accounts and unsecured loans.

      LOAN MATURITY. The following table shows the maturity of the Bank's loans at December 31, 1996. The table does not include principal repayments. Principal repayments totaled $7.3 million, $6.5 million and $7.4 million for the years ended December 31, 1996, 1995 and 1994, respectively. At December 31, 1996, all loans held by the Bank were classified as held to maturity. The table does not include the effect of future loan prepayment activity. While the Bank cannot project future loan prepayment activity, the Bank anticipates that in periods of stable interest rates, prepayment activity would be lower than prepayment activity experienced in periods of declining interest rates. In general, the Bank originates adjustable and fixed-rate one- to four-family loans with maturities from 15 to 30 years, one- to four-family loans with balloon features which mature from 5 to 7 years and consumer loans with maturities of up to 5 years.


                                                 At December 31, 1996
                                         -------------------------------------
                                          One- to
                                           Four-                   Total Loans
                                         Family(1)   Consumer(2)   Receivable
                                         ----------  -----------  ------------
                                                      (In thousands)
Amounts due:
  One year or less.....................     $  63       $  163        $  226
  After one year:
   More than one year to three years...       319        1,156         1,475
   More than three years to five years.     1,845          989         2,834
   More than five years to ten years...     2,920           --         2,920
   More than 10 years to twenty years..     9,188           --         9,188
   More than twenty years..............    20,909           91        21,000
                                           ------        -----        ------
     Total due after December 31, 1997.    35,181        2,236        37,417
                                           ------        -----        ------
     Total amount due..................    35,244        2,399        37,643
                                           ------        -----        ------
  Less:
   Undisbursed loan funds..............                                   48
   Deferred loan fees, net.............                                   42
   Allowance for loan losses...........                                   58
                                                                    --------
        Total loans, net...............                              $37,495
                                                                     =======

-----------------------------
(1)  Includes  second   mortgage  loans  on  residential   one-  to  four-family
     properties and  construction  loans  originated to fund the construction of residential one- to four-family mortgage loans.
(2) Includes loans secured by automobiles, boats, common stock, savings accounts and unsecured loans.

      The following table sets forth at December 31, 1996, the dollar amount of gross loans receivable, contractually due after December 31, 1997, and whether such loans have fixed interest rates or adjustable interest rates.


                                   Due After December 31, 1997
                           --------------------------------------------
                               Fixed        Adjustable        Total
                           -------------  --------------  -------------
                                          (In thousands)

One- to four-family......      $18,025         $17,156        $35,181
Consumer.................        2,145              91          2,236
                               -------         -------        -------
  Total loans............      $20,170         $17,247        $37,417
                               =======         =======        =======


      LOAN ORIGINATIONS. The following table sets forth the Bank's loan originations, purchases, sales and principal repayment information for the periods indicated:



                                            For the Year Ended December 31,
                                            -------------------------------
                                               1996       1995       1994
                                            ---------  ----------  --------
                                                    (In thousands)
Gross loans:
Loans receivable, beginning of period.......  $33,444    $31,671   $28,270
Loans originated:
   One- to four-family(1)...................    9,278      6,201     8,524
   Consumer(2)..............................    1,311      2,096     2,149
Loans purchased.............................      884         --        --
Principal repayments........................   (7,365)    (6,524)   (7,375)
Other changes, net..........................        1         --       103
                                              -------   --------   -------
   Increase (decrease) in loans receivable..    4,109      1,773     3,401
Loans receivable, end of period.............  $37,553    $33,444   $31,671
                                              =======    =======   =======
---------------------
(1) Includes  second mortgage loans and construction loans on residential one- to four- family properties.
(2) Includes loans secured by automobiles, boats, common stock, savings accounts and unsecured loans.

      ONE- TO FOUR-FAMILY MORTGAGE LENDING. The Bank offers both fixed-rate and adjustable-rate mortgage loans secured by one- to four-family residences, primarily owner-occupied, located in the Bank's primary market area, with maturities up to thirty years. Substantially all of such loans are secured by property located in Hamilton County, Ohio.

      At December 31, 1996, the Bank's total loans, net outstanding were $37.5 million, of which $34.8 million or 92.8% of the Bank's total loan portfolio were one- to four-family residential mortgage loans. Of the one- to four-family residential mortgage loans outstanding at that date, 50.4% were fixed-rate loans, and 49.6% were ARM loans. Currently, the interest rate for the Bank's ARM loans are tied to the one and three year Constant Maturity Index ("CMI"). However, in the past, the Bank's index was based upon the monthly national median cost of funds as reported by the OTS, which lags behind CMI and the one year U.S. Treasury index and which results in those loans repricing at interest rates that may be higher or lower than the prevailing market rates. Approximately $7.2 million of the Bank's ARM loans, or 41.7% of the Bank's total ARM loans, are based on that index, which adversely affects the Bank's results of operations in an increasing rate environment because loans may be repricing at a rate that is slower than the Bank's cost of funds. In addition, approximately $2.5 million of the loans tied to the lagging market index bear margins as little as 50 basis points above the lagging market index. The Bank does not intend to offer one- to four-family ARM loans based on a lagging index in the future and has standardized the margin it uses, which is currently at least 2.75%. The Bank currently offers a number of adjustable-rate mortgage loan programs with interest rates which adjust either annually or every 3-year period. Such interest rate adjustments are limited to a 2% annual adjustment cap and a 5% and 6% life-of-the-loan cap for the Bank's 15 year ARMs and 30 year ARMs, respectively. The Bank also offers mortgage loans with balloon features. In general, these loans may be refinanced on the balloon date if the customer completes a new loan application and meets all of the underwriting criteria required of new customers. The Bank currently has no mortgage loans that are subject to negative amortization. Finally, the Bank offers a limited amount of construction loans for the construction of one- to four-family homes that will serve as the primary residence of the borrower. These loans are only made, however, when the Bank will provide the end loan financing.

      The origination of adjustable-rate residential mortgage loans, as opposed to fixed-rate residential mortgage loans, helps reduce the Bank's exposure to increases in interest rates. However, adjustable-rate loans generally pose credit risks not inherent in fixed-rate loans, primarily because as interest rates rise, the underlying payments of the borrower rise, thereby increasing the potential for default. At the same time, the marketability of the underlying property may be adversely affected. Periodic and lifetime caps on adjustable-rate mortgage loans help to reduce these risks but also limit the interest rate sensitivity of such loans.

      The Bank's policy is to originate one- to four-family residential mortgage loans in amounts up to 80% of the lower of the appraised value or the selling price of the property securing the loan and up to 95% of the appraised value or selling price if private mortgage insurance is obtained. Mortgage loans originated by the Bank generally include due-on-sale clauses which provide the Bank with the contractual right to deem the loan immediately due and payable in the event the borrower transfers ownership of the property without the Bank's consent. Due-on-sale clauses are an important means of adjusting the rates on the Bank's fixed-rate mortgage loan portfolio and the Bank has generally exercised its rights under these clauses.

      The Bank also offers second mortgage loans based upon a lagging market index, the monthly national median cost of funds as reported by the OTS. The second mortgage loans are originated as fixed rate loans for the first five years and thereafter adjust on an annual basis. At December 31, 1996, the Bank had second mortgage loans totalling $723,000.

      CONSUMER LENDING. The Bank's portfolio of consumer loans consists of a combination of automobile, boat and common stock and savings secured loans. The Bank also offers unsecured loans up to $5,000 for a maximum three year term. As of December 31, 1996, consumer loans amounted to $2.4 million or 6.39% of the Bank's total loan portfolio. Consumer loans are generally originated in the Bank's primary market area and generally have maturities of one to five years. The consumer loans secured by common stock are originated with terms up to five years and the loan amounts are limited to 80% of the value of the common stock securing the loan. The Bank reviews the loans secured by common stock on a monthly basis and requires that borrowers pledge additional collateral in the event fluctuations in the market value of the pledged common stock results in the value of the collateral dropping below the required loan to value ratio of 80%.

      Consumer loans are shorter term and generally contain higher interest rates than residential mortgage loans. Management believes the consumer loan market has been helpful in improving its spread between average loan yield and costs of funds and at the same time improved the matching of its rate sensitive assets and liabilities.

      The underwriting standards employed by the Bank for consumer loans include a determination of the applicant's credit history and an assessment of the applicant's ability to meet existing obligations and payments on the proposed loan. The stability of the applicant's monthly income may be determined by verification of gross monthly income from primary employment, and additionally from any verifiable secondary income. Creditworthiness of the applicant is of primary consideration; however, the underwriting process also includes a comparison of the value of the collateral in relation to the proposed loan amount.

      Consumer loans entail greater risks than one- to four-family residential mortgage loans, particularly consumer loans that are secured by rapidly depreciable assets such as automobiles or that are unsecured. In such cases, repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance, since there is a greater likelihood of damage, loss or depreciation of the underlying collateral. Further, consumer loan collections are dependent on the borrower's continuing financial stability, and therefore are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Finally, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans in the event of a default. At December 31, 1996, the Bank had 8 consumer loans totalling $14,000 that were 90 days or more delinquent.

      LOAN APPROVAL PROCEDURES AND AUTHORITY. The Board of Directors authorizes the lending activity of the Bank, establishes the lending policies of the Bank and reviews properties offered as security. Consumer loans conforming to the Bank's loan policy may be approved by the President, the Chief Operating Officer or the lending operations supervisor. All other loans in amounts up to $200,000 may be approved by two of the Bank's executive officers. Loans over $200,000 must be approved by the Board of Directors.

      For all loans originated by the Bank, upon receipt of a completed loan application from a prospective borrower, a credit report is ordered and certain other information is verified by an independent credit agency. If necessary, additional financial information may be required. An appraisal of real estate intended to secure a proposed loan generally is required to be performed by an appraiser designated and approved by the Bank. For proposed mortgage loans, the Board annually approves independent appraisers used by the Bank and approves the Bank's appraisal policy. The Bank's policy is to obtain title and hazard insurance on all mortgage loans.

      DELINQUENCIES AND CLASSIFIED ASSETS. Management and the Board of Directors perform a monthly review of all delinquent loans. The procedures taken by the Bank with respect to delinquencies vary depending on the nature of the loan and period of delinquency. The Bank generally requires that delinquent mortgage loans be reviewed and that a written late charge notice be mailed no later than the 15th day of delinquency. The Bank's policies provide that telephone contact will be attempted to ascertain the reasons for delinquency and the prospects of repayment. When contact is made with the borrower at any time prior to foreclosure, the Bank will attempt to obtain full payment or work out a repayment schedule with the borrower to avoid foreclosure. It is the Bank's policy to place all loans that are delinquent by three or more payments on non-accrual status, resulting in the Bank no longer accruing interest on such loans and reversing any interest previously accrued but not collected. A non-accrual loan may be restored to accrual status when delinquent principal and interest payments are brought current and future monthly principal and interest payments are expected to be collected. Property acquired by the Bank as a result of foreclosure on a mortgage loan is classified as "real estate owned" and is recorded at the lower of the unpaid principal balance or fair value less costs to sell at the date of acquisition and thereafter. Upon foreclosure, the Bank generally would require an appraisal of the property and, thereafter, appraisals of the property on an annual basis and external inspections on at least a quarterly basis.

      The Bank's Classification of Assets Policy requires that the Bank utilize an internal asset classification system as a means of reporting problem and potential problem assets. The Bank currently classifies problem and potential problem assets as "Substandard," "Doubtful" or "Loss" assets. An asset is considered Substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the distinct possibility that the insured institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as Doubtful have all of the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Assets classified as Loss are those considered uncollectible and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets which do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are required to be designated "Special Mention."

      When an insured institution classifies one or more assets, or portions thereof, as Substandard or Doubtful, it is required to establish a general valuation allowance for loan losses in an amount deemed prudent by management. General valuation allowances, which is a regulatory term, represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies one or more assets, or portions thereof, as Loss, it is required either to establish a specific allowance for losses equal to 100% of the amount of the asset so classified or to charge off such amount.

      The FDIC, in conjunction with the other federal banking agencies, recently adopted an interagency policy statement on the allowance for loan and lease losses. The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate allowances and guidance for banking agency examiners to use in determining the adequacy of general valuation guidelines. Generally, the policy statement recommends that institutions have effective systems and controls to identify, monitor and address asset quality problems; that management has analyzed all significant factors that affect the collectibility of the portfolio in a reasonable manner; and that management has established acceptable allowance evaluation processes that meet the objectives set forth in the policy statement. As a result of the declines in local and regional real estate market values and the significant losses experienced by many financial institutions, there has been a greater level of scrutiny by regulatory authorities of the loan portfolios of financial institutions undertaken as part of the examination of institutions by the FDIC. While the Bank believes that it has established an adequate allowance for loan losses, there can be no assurance that regulators, in reviewing the Bank's loan portfolio, will not request the Bank to materially increase at that time its allowance for loan losses, thereby negatively affecting the Bank's financial condition and earnings at that time. Although management believes that adequate specific and general loan loss allowances have been established, actual losses are dependent upon future events and, as such, further additions to the level of specific and general loan loss allowances may become necessary.

      The President of the Bank reviews the Bank's loans on a monthly basis and classifies loans on a quarterly basis and reports the results of her review to the Board of Directors. The Bank classifies loans in accordance with the management guidelines described above. At December 31, 1996, the Bank had no real estate owned as a result of foreclosure ("REO"). At December 31, 1996, the Bank had $137,000 of assets classified as Special Mention, $77,000 of assets classified as Substandard, and $6,000 classified as Doubtful or Loss.

      The following table sets forth delinquencies in the Bank's loan portfolio as of the dates indicated:


                                             At December 31, 1996                   At December 31, 1995
                                     -------------------------------------  --------------------------------------

                                         60-89 Days       90 Days or More       60-89 Days      90 Days or More
                                     ------------------  -----------------  ------------------  ------------------

                                               Principal           Principal          Principal          Principal
                                      Number   Balance   Number    Balance    Number   Balance   Number  Balance
                                     of Loans  of Loans  of Loans  of Loans  of Loans of Loans  of Loans of Loans
                                     --------  --------  --------  --------  -------- --------- -------- ---------
                                                               (Dollars in thousands)
One- to four-family...............      2         $90       3        $95          4      $116        2     $66
Consumer..........................      6          25       8         14         10        20       11      23
                                        -         ---      --        ---         --       ---       --      --
      Total.......................      8        $115      11       $109         14      $136       13     $89
                                        =        ====      ==       ====         ==       ===       ==     ===

Delinquent loans to total gross loans            0.31%              0.29%                 .41%             .27%



                                                    At December 31, 1994
                                          --------------------------------------

                                              60-89 Days        90 Days or More
                                          ------------------  ------------------
                                                   Principal           Principal
                                           Number   Balance   Number    Balance
                                          of Loans  of Loans  of Loans  of Loans
                                          --------  --------  --------  --------
                                                   (Dollars in thousands)

One- to four-family.....................      5        $161        2       $88
Consumer................................      3          15        3         5
                                              -        ----        -       ---
      Total.............................      8        $176        5       $93
                                              =        ====        =       ===

Delinquent loans to total gross loans...                .56%               .29%


      NON-ACCRUAL AND PAST-DUE LOANS. The following table sets forth information regarding loans contractually past due 90 days or more. At such date, there were no accruing loans past due 90 days or more. If all non-accrual loans had been performing in accordance with their original term and had been outstanding from the earlier of the beginning of the period or origination, the Bank would have recorded interest income of $3,303, $3,146, $7,470, $5,008 and $3,119 for the years ended December 31, 1996, 1995, 1994, 1993 and 1992. The Bank had no troubled debt restructurings within the meaning of SFAS No. 15 at any of the dates indicated.


                                                         At December 31,
                                        --------------------------------------------
                                          1996     1995      1994     1993     1992
                                        -------  -------  --------  -------  -------
                                                   (Dollars in thousands)

Non-accrual one- to four-family loans
    delinquent 90 days or more........    $95       $66       $88     $109     $148

Non-accrual consumer loans
    delinquent 90 days or more........     14        23         5        1       --
                                         ----        --       ---     ----     ----

Total non-performing loans............    109        89        93      110      148

Total investment in REO...............     --        --        --       --       --
                                         ----       ---       ---     ----     ----

   Total non-performing assets........   $109       $89       $93     $110     $148
                                         ====       ===       ===     ====     ====

Non-performing loans to total loans...    .29%      .27%      .29%     .39%     .51%

Non-performing assets to total assets.    .23       .21       .23      .26      .35


      ALLOWANCE FOR LOAN LOSSES. The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risks inherent in its loan portfolio and the general economy. The allowance for loan losses is maintained at an amount management considers adequate to cover estimated losses in loans receivable which are deemed probable and estimable based on information available to management at such time. While management believes the Bank's allowance for loan losses is sufficient to cover losses inherent in its loan portfolio at this time, no assurances can be given that the Bank's level of allowance for loan losses will be sufficient to cover future loan losses incurred by the Bank or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for loan losses. The allowance is based upon a number of factors, including asset classifications, economic trends, industry experience and trends, industry and geographic concentrations, estimated collateral values, management's assessment of the credit risk inherent in the portfolio, historical loan loss experience, and the Bank's underwriting policies. As of December 31, 1996, the Bank's allowance for loan losses was .15% of total loans as compared to .18% as of December 31, 1995. The Bank had $109,000 of nonperforming loans at December 31, 1996 and $89,000 at December 31, 1995. The Bank will continue to monitor and modify its allowances for loan losses as conditions dictate. Various regulatory agencies, as an integral part of their examination process, periodically review the Bank's valuation allowance. These agencies may require the Bank to establish additional valuation allowances, based on their judgments of the information available at the time of the examination.

      At December 31, 1996, the Bank had no REO. For a description of how the Bank would treat REO, see the Financial Statements and Notes thereto appearing elsewhere in this Form 10-K.

      The following table sets forth activity in the Bank's allowance for loan losses for the periods set forth in the table.


                                             At or For the Year Ended December 31,
                                     -----------------------------------------------------
                                       1996        1995       1994       1993       1992
                                     ---------   --------   --------   --------   --------
                                                     (Dollars in thousands)
Allowance for loan losses:

Balance at beginning of period....       $60        $66        $66        $57        $60

Provision (credit) for loan losses        --         (2)        --          6          4

Charge-offs:

   Consumer.......................         4          5          1         --         10
                                          --         --         --        ---         --

     Total charge-offs............         4          5          1         --         10

Recoveries:

   Consumer.......................         2          1          1          3          3
                                         ---         --         --        ---        ---

     Total recoveries.............         2          1          1          3          3
                                         ---         --        ---        ---        ---

Net charge-offs...................         2          4         --         (3)         7
                                         ---         --       ----                   ---

Balance at end of period..........       $58        $60        $66        $66        $57
                                         ===        ===        ===        ===        ===

Ratio of net loan charge-offs
  during the period to average
  loans outstanding during period.       .01%       .01%        --%      (.01)%      .02%

Ratio of allowance for loan losses
  to gross loans at end of period.       .15        .18        .21        .23        .20

Ratio of allowance for loan losses
  to non-performing loans
  at end of period................     53.21      66.67      71.17      59.86      38.39


      The following tables set forth the Bank's allocation of allowance for loan losses by loan category, the percent of the allocated allowance to the total allowance and the percent of each specific loan category to total loans. The portion of the allowance for loan losses allocated to each loan category does not represent the total available for future losses which may occur within the loan category since the total allowance for loan losses is a valuation reserve applicable to the entire loan portfolio.

                                                             AT DECEMBER 31,
                     ---------------------------------------------------------------------------------------------------------
                                     1996                               1995                               1994
                     ----------------------------------  ---------------------------------- ----------------------------------
                                PERCENT OF  PERCENT OF           PERCENT OF  PERCENT OF             PERCENT OF   PERCENT OF
                                ALLOWANCE   LOANS IN              ALLOWANCE   LOANS IN               ALLOWANCE  LOANS IN EACH
                                TO TOTAL  EACH CATEGORY           TO TOTAL  EACH CATEGORY            TO TOTAL     CATEGORY
                      AMOUNT    ALLOWANCE TO TOTAL LOANS AMOUNT   ALLOWANCE  TO TOTAL LOANS  AMOUNT  ALLOWANCE  TO TOTAL LOANS
                     ---------  --------- -------------- ------   ---------  -------------- -------- ---------  --------------
                                                         (DOLLARS IN THOUSANDS)
One- to four-family... $20       34.48%      93.63%       $20       33.33%      91.59%        $20       30.30%      92.23%
Consumer..............  38       65.52        6.37         40       66.67        8.41          46       69.70        7.77
                       ---      ------      ------         --       -----       -----         ---      ------        ----
 Total allowance for
      loan losses..... $58      100.00%     100.00%       $60      100.00%     100.00%        $66      100.00%     100.00%
                       ===      ======      ======        ===      ======      ======         ===      ======      ======



                                                           AT DECEMBER 31,
                          ------------------------------------------------------------------------
                                          1993                                  1992
                          ----------------------------------   -----------------------------------
                                    PERCENT OF  PERCENT OF               PERCENT OF   PERCENT OF
                                     ALLOWANCE LOANS IN EACH             ALLOWANCE  LOANS IN EACH
                                     TO TOTAL   CATEGORY TO               TO TOTAL    CATEGORY
                           AMOUNT   ALLOWANCE  TOTAL LOANS      AMOUNT   ALLOWANCE  TO TOTAL LOANS
                          --------- ---------  ------------    --------  ---------  --------------
                                                                      (DOLLARS IN THOUSANDS)
One- to four-family.....    $20       30.30%      92.22%         $20       35.09%       91.61%
Consumer................     46       69.70        7.78           37       64.91         8.39
                            ---      ------        ----          ---      ------         ----
 Total allowance for
   loan losses..........    $66      100.00%     100.00%         $57      100.00%      100.00%
                            ===      ======      ======          ===      ======       ======

INVESTMENT ACTIVITIES

      Federal and state regulations require the Bank to maintain a prudent amount of liquid assets to protect the safety and soundness of the Bank. Therefore, the investment policy of the Bank as established by the Board of Directors attempts to provide and maintain liquidity, generate a favorable return on investments without incurring undue interest rate and credit risk and complement the Bank's lending activities. The Bank's policies generally limit investments to government and federal agency-backed securities and other non-government guaranteed securities, including corporate debt obligations, that are investment grade. The Bank's policies provide the authority to invest in U.S. Treasury and U.S. Government guaranteed securities, securities backed by federal agencies such as Federal National Mortgage Association ("FNMA"), Federal Home Loan Mortgage Corporation ("FHLMC") and the Federal Farm Credit Bureau, mortgage-backed securities which are backed by federal agency securities, obligations of state and political subdivisions with at least an "A" rating, certificates of deposit purchased through the FHLB and securities issued by mutual funds which invest in securities consistent with the Bank's allocable investments. The Bank's policies provide that the Chief Financial Officer is authorized to execute all transactions within specified limits which are reviewed by the Board of Directors on a monthly basis and are currently $1.0 million. From time to time the Board of Directors may authorize the Chief Financial Officer to exceed the policy limitations.

      At December 31, 1996, the Bank had a total of $8.67 million in certificates of deposit, other interest earning deposits, corporate notes, federal funds and other investment and mortgage-backed securities. At December 31, 1996, all investment and mortgage-backed securities were classified as available for sale. Included in this total, at December 31, 1996, the Bank had $6.2 million in U.S. Government and agencies securities and $1.1 million in mortgage-backed securities. Investments in mortgage-backed securities involve a risk that actual prepayments will exceed prepayments estimated over the life of the security which may result in a loss of any premium paid for such instruments thereby reducing the net yield on such securities. In addition, if interest rates increase, the market value of such securities may be adversely affected which, in turn, would adversely affect stockholders' equity to the extent such securities are held for sale. The Bank may invest in mortgage-backed securities in the future.

      The following table sets forth certain information regarding the carrying and market values of the Bank's federal funds sold and other short-term investments and investment securities at the dates indicated:


                                                        AT DECEMBER 31,
                                    ----------------------------------------------------
                                          1996              1995              1994
                                    ----------------- ----------------  ----------------
                                    AMORTIZED  FAIR   AMORTIZED FAIR    AMORTIZED FAIR
                                      COST     VALUE    COST    VALUE     COST    VALUE
                                    --------  ------- -------- -------  -------- -------
                                                       (IN THOUSANDS)

Certificates of deposit(1)......     $162     $162   $  151   $  151   $  488  $  488

Other interest-earning deposits.      357      357      164      164      195     195

Investment securities:

  Corporate notes...............       --       --      455      456    1,159   1,150

  Federal funds.................      364      364       97       97      204     204

  FHLB stock....................      436      436      407      407      381     381

  U. S. government obligations..    6,193    6,089    5,567    5,625    2,997   2,926

  Mutual Funds..................       14       14        1        1    1,000   1,000

  FHLMC preferred stock.........       --       --       --       --       --      --

  Mortgage-backed securities....    1,148    1,148    1,024    1,082      787     799
                                   ------   ------   ------   ------   ------  ------
    Total.......................   $8,674   $8,570   $7,866   $7,983   $7,211  $7,143
                                   ======   ======   ======   ======   ======  ======

----------------------------
(1) Includes certificates of deposit with original maturities of greater than 90 days.


      The table below sets forth certain information regarding the carrying value, weighted average yields and contractual maturities of the Bank's certificates of deposit, other interest-bearing deposits and investment securities as of December 31, 1996.


                                                                       AT DECEMBER 31, 1996
                                    --------------------------------------------------------------------------------------------
                                                         MORE THAN ONE     MORE THAN FIVE
                                    ONE YEAR OR LESS   YEAR TO FIVE YEARS YEARS TO TEN YEARS MORE THAN TEN YEARS      TOTAL
                                    -----------------  -----------------  -----------------  -------------------  --------------
                                             WEIGHTED           WEIGHTED           WEIGHTED           WEIGHTED          WEIGHTED
                                    CARRYING AVERAGE   CARRYING AVERAGE   CARRYING AVERAGE   CARRYING AVERAGE  CARRYING AVERAGE
                                     VALUE    YIELD     VALUE    YIELD     VALUE    YIELD     VALUE    YIELD    VALUE    YIELD
                                    -------  --------  -------  --------  -------  --------  -------  -------  -------  -------
                                                                      (DOLLARS IN THOUSANDS)

Certificates of Deposit(1)......    $   --     --%      $162     5.98%     $   --     --%    $   --     --%      $162    5.98%

Other interest-bearing deposit..       357   6.15         --       --          --     --         --     --        357    6.15

Investment securities:

   U.S. government obligations..        --     --         --       --       2,956   7.14      3,133   7.51      6,089    7.33

   Federal funds................       364   5.50         --       --          --     --         --     --        364    5.50

   Mutual funds.................        14   4.92         --       --          --     --         --     --         14    4.92

   Corporate notes..............        --     --         --       --          --     --         --     --         --      --

   FHLB stock...................        --     --         --       --         --      --        436   7.04        436    7.04

   Mortgage-backed securities...        --     --         20     9.75         --      --      1,128   7.89      1,148    7.92
                                      ----               ---              ------             ------            ------
     Total......................      $735   5.80       $182     6.39     $2,956    7.14     $4,697   7.56     $8,570    7.24
                                      ====              ====              ======             ======            ======

-----------------------------
(1) Includes  certificates of deposit with original maturities of greater than 90 days.


SOURCE OF FUNDS

      GENERAL. Deposits, loan repayments and prepayments, and cash flows generated from operations are the primary source of the Bank's funds for use in lending, investing and for other general purposes.
The Bank also relies upon advances from the FHLB.

      DEPOSITS. The Bank offers a variety of deposit accounts with a range of interest rates and terms. For the year ended December 31, 1996, certificates of deposit constituted 66.90% of total average deposits.

      The Bank's current deposit products include savings, NOW accounts, money market and certificate of deposit accounts ranging in term from thirty days to five years. Included in the Bank's certificate of deposit accounts are certificates of deposit with balances in excess of $100,000 (jumbo certificates), and Individual Retirement Accounts ("IRAs").

      Deposits are obtained primarily from residents of Hamilton County, Ohio. The Bank seeks to attract deposit accounts by offering a variety of products, competitive rates, and service hours. Although a substantial amount of the Bank's depositors are past and present Procter & Gamble employees, the Bank has sought to attract new depositors through traditional methods of advertising, including print media advertising. The Bank does not generally advertise outside of its market area or utilize the services of deposit brokers. Management believes that an insignificant number of deposit accounts are held by non-residents of the Bank's primary market area.

      The Bank sets interest rates on its deposits on a weekly basis, based upon a number of factors, including: the previous week's deposit flow; a current survey of a selected group of competitors' rates for similar products; external data which may influence interest rates; investment opportunities and loan demand; and scheduled maturities.

      The following table presents the deposit activity of the Bank for the periods indicated.


                                 For the Year Ended December 31,
                                 -------------------------------
                                   1996       1995        1994
                                 --------  ----------  ---------
                                     (Dollars in thousands)

Balance beginning of period      $33,669    $35,526     $38,120

   Net increase (decrease)
      before interest credited    (2,745)    (3,506)     (4,171)

   Interest credited..........     1,627      1,649       1,577
                                  ------     ------     -------
       Balance end of period     $32,551    $33,669     $35,526
                                 =======    =======     =======

      At December 31 , 1996, the Bank had $3.6 million in certificate accounts in amounts of $100,000 or more maturing as follows:


                                                                    WEIGHTED
                         MATURITY PERIOD             AMOUNT       AVERAGE RATE
                         ---------------            --------     --------------
                                                         (DOLLARS IN THOUSANDS)

Three months or less...................              $100        5.60%

Over three through nine months.........               234        5.40

Over six through 12 months.............               202        5.84

Over 12 months.........................             3,032        6.32
                                                    -----
      Total............................            $3,568        6.21
                                                   ======


      The following table sets forth the distribution of the Bank's average deposit accounts for the periods indicated and the weighted average interest rates on each category of deposits presented.



                                        FOR THE YEAR ENDED DECEMBER 31,
                        --------------------------------------------------------------------------------------
                                1996                            1995                          1994
                        ---------------------------  ---------------------------  ----------------------------
                                 PERCENT                      PERCENT                       PERCENT
                                OF TOTAL  WEIGHTED           OF TOTAL  WEIGHTED            OF TOTAL  WEIGHTED
                       AVERAGE  AVERAGE   AVERAGE   AVERAGE  AVERAGE   AVERAGE    AVERAGE  AVERAGE    AVERAGE
                       BALANCE  DEPOSITS    RATE    BALANCE  DEPOSITS   RATE      BALANCE  DEPOSITS    RATE
                       ------- ---------  --------  -------  --------  --------  --------  --------   -------
                                                    (DOLLARS IN THOUSANDS)
Statement savings
  accounts........     $6,047     17.67%    2.58%  $ 5,805     16.94%    2.68%   $ 6,406     17.75%    2.64%

NOW and Money
   Market accounts      5,281     15.43     2.46     5,155     15.05     2.47      6,091     16.87     2.64

Total certificate
   accounts.......     22,896     66.90     5.75    23,299     68.01     5.87     23,603     65.38     5.28
                      -------    ------            -------    ------             -------    ------

Total average
deposits..........    $34,224    100.00%    4.68   $34,259    100.00%    4.81%   $36,100    100.00%    4.37%
                      =======    ======            =======    ======             =======    ======

      The following table presents, by various rate categories, the amount of certificate accounts outstanding at the dates indicated and the periods to maturity of the certificate accounts outstanding at December 31, 1996.



                              PERIOD TO MATURITY FROM DECEMBER 31, 1996                 AT DECEMBER 31,
                         ----------------------------------------------------  -----------------------------
                                                 TWO TO               FOUR TO
                          LESS THAN   ONE TO     THREE     THREE TO    FIVE
                          ONE YEAR   TWO YEARS   YEARS    FOUR YEARS   YEARS     1996       1995      1994
                         ----------  ---------- -------   ----------  -------  --------- --------- ---------
                                                            (IN THOUSANDS)
Certificate accounts(1):

0 to 4.00%...............    $    --    $   --   $   --      $   --    $   --$       --   $    --    $ 1,506

4.01 to 5.00%............        370        --       --          42        --       412       797      6,229

5.01 to 6.00%............      9,665     3,392    1,021         698     1,346    16,122    12,972      9,377

6.01 to 7.00%............      1,181       571    2,347       1,088        --     5,187     7,944      3,942

7.01 to 8.00%............         --        --       --         149        --       149       753      1,166

8.01 to 9.00%............         --        --       --          --        --        --        --      1,231

Over 9.01%...............         --        --       --          --        --        --        --        259
                             -------    ------   ------      ------    ------    ------   -------     ------

  Total..................    $11,216    $3,963   $3,368      $1,977    $1,346   $21,870   $22,466    $23,710
                             =======    ======   ======      ======    ======   =======   =======    =======

-------------------------
(1)  Certificates of deposit include IRA accounts of $9,430,  $9,899 and $10,666 as of
     December 31, 1996, 1995 and 1994, respectively.


BORROWINGS

      At December 31, 1996, the Bank had $7.0 million in outstanding advances from the FHLB and had no other borrowings. The FHLB advances are used by the Bank to fund assets, including loan originations. The majority of FHLB advances bear fixed rates and have terms of one year or less. The maximum amount that the FHLB will advance to member institutions, including the Bank, fluctuates from time to time in accordance with current regulations. The Bank may obtain additional advances from the FHLB as part of its operating strategy.

      The following table sets forth certain information regarding the Bank's borrowed funds at or for the periods ended on the dates indicated:


                                                               AT OR FOR THE YEAR
                                                               ENDED DECEMBER 31,
                                                       --------------------------------
                                                          1996        1995       1994
                                                       ---------  ---------- ----------
                                                            (DOLLARS IN THOUSANDS)
FHLB advances:

  Average balance outstanding.......................     $5,924      $3,199      $ 398

  Maximum amount outstanding at any
     month-end during the period....................      7,007       5,806        417

  Balance outstanding at end of period..............      7,007       5,327        402

  Weighted average interest rate during the period..       5.77%       6.16%      5.78%

  Weighted average interest rate at end of period...       5.73%       6.09%      5.99%



PERSONNEL

      As of December 31, 1996, the Bank had 10 full-time employees and one part-time employee. The employees are not represented by a collective bargaining unit, and the Bank considers its relationship with its employees to be good.

                          REGULATION AND SUPERVISION


GENERAL

      The Bank is an Ohio chartered savings bank, a member of the FHLB system, and its deposit accounts are insured up to applicable limits by the FDIC through the SAIF. The Bank is subject to extensive regulation, examination and supervision by the FDIC and the Superintendent of the Ohio Division of Commerce, Division of Financial Institutions (the "Superintendent"). The Bank must file reports with the Superintendent and the FDIC concerning its activities and financial condition, in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. There are periodic examinations by the
Superintendent and the FDIC to test the Bank's compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such policies, whether by the Superintendent, the FDIC or the Congress, could have a material adverse impact on the Company, the Bank and their operations. The Company, as a savings and loan holding company, is also required to file certain reports with, and otherwise comply with the rules and regulations of the OTS and of the Securities and Exchange Commission (the "SEC") under the federal securities laws. Certain of the regulatory requirements applicable to the Bank and to the Company are referred to below or elsewhere herein.

      As an insured depository institution, the Bank is subject to the Community Reinvestment Act ("CRA") and to various statutes and implementing regulations promulgated by the Board of Governors of the Federal Reserve System (the "FRB") including, without limitation, regulations relating to equal credit opportunity, reserves, electronic fund transfers, truth in lending, availability of funds, and truth in savings. As lenders whose loans are secured by real property and as owners of real property, financial institutions, including the Bank, may be subject to potential liability under various statutes and regulations applicable to property owners generally, including statutes and regulations relating to the environmental condition of real property. The Bank is also subject to the usury laws of Ohio and other states in which it makes loans. In Ohio, there is a maximum interest rate applicable to mortgage loans secured by the borrower's residence which is no greater than eight percent in excess of the discount rate on ninety-day commercial paper in effect at the Federal Reserve Bank in the Fourth Federal Reserve District. There are also limitations on interest rates for other loans, such as consumer loans, and limitations on the amounts of fees which may be charged in connection with such loans.

      The FDIC has extensive enforcement authority over insured Ohio-chartered savings banks, including the Bank. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated in response to violations of laws and regulations and unsafe or unsound practices.

      The FDIC has authority to appoint a conservator or receiver for an insured savings bank under certain circumstances. The grounds for appointment of a conservator or receiver for a state savings bank on the basis of an institution's financial condition include: (i) insolvency, in that the assets of the savings bank are less than its liabilities to depositors and others; (ii) substantial dissipation of assets or earnings through violations of law or unsafe or unsound practices; (iii) existence of an unsafe or unsound condition to transact business; (iv) likelihood that the savings bank will be unable to meet the demands of its depositors or to pay its obligations in the normal course of business; and (v) insufficient capital, or the incurring or likely incurring of losses that will deplete substantially all the institution's capital with no reasonable prospect of replenishment of capital without federal assistance.

DIVISION REGULATION

      The Superintendent is responsible for the regulation and supervision of Ohio savings banks in accordance with the laws of the State of Ohio. Ohio law prescribes the permissible investments and activities of Ohio savings banks, including the types of lending that such banks may engage in and the investments in real estate, subsidiaries and corporate or government securities that such banks may make. The ability of Ohio savings banks to engage in these state-authorized investments generally is subject to various limitations under FDIC regulations and oversight by the FDIC.

      Any mergers involving, or acquisitions of control of, Ohio savings banks are subject to the prior approval of the Superintendent. The Superintendent may initiate certain supervisory measures or formal enforcement actions against Ohio savings banks. Ultimately, if the grounds provided by law exist, the Superintendent may place an Ohio savings bank in conservatorship or receivership.

      The Superintendent conducts regular examinations of the Bank approximately once a year. The Superintendent imposes assessments on Ohio savings banks based on the savings bank's asset size to cover the cost of supervision and examination.

      In addition to being governed by the laws of Ohio specifically governing savings banks, the Bank is also governed by Ohio corporate law, to the extent such law does not conflict with the laws specifically governing savings banks.

      Since the enactment of the Federal Deposit Insurance Corporation Improvement Act of 1991, all state-chartered financial institutions, including savings banks and their subsidiaries have generally been limited to activities and equity investments of the type and in the amount authorized for national banks, notwithstanding state law. The FDIC is authorized to permit such institutions to engage in state authorized activities or investments that do not meet this standard (other than non-subsidiary equity investments) for institutions that meet all applicable capital requirements if it is determined that such activities or investments do not pose a significant risk to the SAIF. All non-subsidiary equity investments were required to be divested by December 19, 1996, pursuant to an FDIC-approved divestiture plan. The FDIC restrictions on state-chartered institutions have not affected the operations of the Bank.

FDIC REGULATIONS

      CAPITAL REQUIREMENTS. The FDIC has adopted risk-based capital guidelines to which the Bank is subject. The guidelines establish a systematic analytical framework that makes regulatory capital requirements more sensitive to differences in risk profiles among banking organizations. Risk-based capital ratios are determined by allocating assets and specified off-balance sheet items to four risk-weighted categories ranging from 0% to 100%, with higher levels of capital being required for the categories perceived as representing greater risk.

      These guidelines divide a savings bank's capital into two tiers. The first tier ("Tier I") includes common equity, retained earnings, certain non-cumulative perpetual preferred stock (excluding auction rate issues) and minority interests in equity accounts of consolidated subsidiaries, less goodwill and other intangible assets (except mortgage servicing rights and purchased credit card relationships subject to certain limitations). Supplementary ("Tier II") capital includes, among other items, cumulative perpetual and long-term limited-life preferred stock, mandatory convertible securities, certain hybrid capital instruments, term subordinated debt and the allowance for loan and lease losses, subject to certain limitations, less required deductions. Savings banks are required to maintain a total risk-based capital ratio of 8%, of which at least 4% must be Tier I capital. The FDIC may, however, set higher capital requirements on individual institutions when particular circumstances warrant. Savings banks experiencing or anticipating significant growth are expected to maintain capital ratios, including tangible capital positions, well above the minimum levels.

      In addition, the FDIC has established regulations prescribing a minimum Tier I leverage ratio (Tier I capital to adjusted total assets as specified in the regulations). These regulations provide for a minimum Tier I leverage ratio of 3% for banks that meet certain specified criteria, including that they have the highest examination rating and are not experiencing or anticipating significant growth. All other banks are required to maintain a Tier I leverage ratio of 3% plus an additional cushion of at least 100 to 200 basis points.

      The following is a summary of the Bank's regulatory capital at December 31, 1996:


            GAAP Capital to Total Assets..............       15.4%
            Total Capital to Risk-Weighted Assets.....       11.7%
            Tier I Leverage Ratio.....................       24.1%


      In August 1995, the FDIC, along with the other federal banking agencies, adopted a regulation providing that the agencies will take account of the exposure of a bank's capital and economic value to changes in interest rate risk in assessing a bank's capital adequacy. According to the agencies, applicable considerations include the quality of the bank's interest rate risk management process, the overall financial condition of the bank and the level of other risks at the bank for which capital is needed. Institutions with significant interest rate risk may be required to hold additional capital. The agencies recently issued a joint policy statement providing guidance on interest rate risk management, including a discussion of the critical factors affecting the agencies' evaluation of interest rate risk in connection with capital adequacy. The agencies have determined not to proceed with a previously issued proposal to develop a supervisory framework for measuring interest rate risk and an explicit capital component for interest rate risk.

      Banking regulators continue to indicate their desire to raise capital requirements applicable to banking organizations beyond their current levels. Management is unable to predict whether and when higher capital requirements would be imposed and, if so, to what levels and on what schedule.

      DIVIDEND LIMITATIONS. The FDIC has authority to use its enforcement powers to prohibit a savings bank from paying dividends if, in its opinion, the payment of dividends would constitute an unsafe or unsound practice. Under Ohio law, the Company and the Bank are prohibited from paying a dividend which would result in insolvency. Ohio law requires the Bank to obtain Division approval before payment of dividends in excess of net profits for the current and two prior fiscal years, with certain adjustments. Federal law prohibits the payment of dividends by a bank that will result in the bank failing to meet applicable capital requirements on a pro forma basis. Additionally, the Bank, as a subsidiary of a savings and loan holding company, will be required to provide the OTS with 30 days prior written notice before declaring any dividend. The Bank's Plan of Conversion also restricts the Bank's payment of dividends in the event the dividend would impair the liquidation account established in connection with the Conversion.

      STANDARDS FOR SAFETY AND SOUNDNESS. Federal law requires each federal banking agency to prescribe for depository institutions under its jurisdiction standards relating to, among other things, internal controls; information systems and audit systems; loan documentation; credit underwriting; interest rate risk exposure; asset growth; compensation, fees and benefits; and such other operational and managerial standards as the agency deems appropriate. The federal banking agencies adopted final regulations and Interagency Guidelines Prescribing Standards for Safety and Soundness (the "Guidelines") to implement these safety and soundness standards. The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The Guidelines address internal controls and information systems; internal audit system; credit underwriting; loan documentation; interest rate risk exposure; asset growth; asset quality; earnings and compensation; fees and benefits. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the Guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard, as required by the FDI Act. The final regulation establishes deadlines for the submission and review of such safety and soundness compliance plans.

      LIQUIDITY. FDIC policy requires that savings banks maintain an average daily balance of liquid assets (cash, certain time deposits, bankers' acceptances and specified United States government, state or federal agency obligations) in an amount which it deems adequate to protect the safety and soundness of the savings bank. The FDIC currently has no specific level which is required.

PROMPT CORRECTIVE REGULATORY ACTION

      Federal law requires, among other things, that federal bank regulatory authorities take "prompt corrective action" with respect to banks that do not meet minimum capital requirements. For these purposes, the law establishes five capital tiers: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. At December 31, 1996, the Bank was categorized as "well capitalized."

      The FDIC has adopted regulations to implement the prompt corrective action legislation. Among other things, the regulations define the relevant capital measures for the five capital categories. An institution is deemed to be "well capitalized" if it has a total risk-based capital ratio of 10% or greater, a Tier I risk-based capital ratio of 6% or greater, and a leverage ratio of 5% or greater, and is not subject to a regulatory order, agreement or directive to meet and maintain a specific capital level for any capital measure. An institution is deemed to be "adequately capitalized" if it has a total risk-based capital ratio of 8% or greater, a Tier I risk-based capital ratio of 4% or greater, and generally a leverage ratio of 4% or greater. An institution is deemed to be "undercapitalized" if it has a total risk-based capital ratio of less than 8%, a Tier I risk-based capital ratio of less than 4%, or generally a leverage ratio of less than 4%. An institution is deemed to be "significantly undercapitalized" if it has a total risk-based capital ratio of less than 6%, a Tier I risk-based capital ratio of less than 3%, or a leverage ratio of less than 3%. An institution is deemed to be "critically undercapitalized" if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2%.

      "Undercapitalized" banks are subject to growth, capital distribution (including dividend) and other limitations and are required to submit a capital restoration plan. A bank's compliance with such plan is required to be guaranteed by any company that controls the undercapitalized institutions. If an "undercapitalized" bank fails to submit an acceptable plan, it is treated as if it is "significantly undercapitalized." "Significantly undercapitalized" banks are subject to one or more of a number of additional restrictions, including an order by the FDIC to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets and cease receipt of deposits from correspondent banks or dismiss directors or officers, and restrictions on interest rates paid on deposits, compensation of executive officers and capital distributions by the parent holding company. "Critically undercapitalized" institutions also may not, beginning 60 days after becoming "critically undercapitalized," make any payment of principal or interest on certain subordinated debt or extend credit for a highly leveraged transaction or enter into any material transaction outside the ordinary course of business. In addition, "critically undercapitalized" institutions are subject to appointment of a receiver or conservator. Generally, subject to a narrow exception, the appointment of a receiver or conservator is required for a "critically undercapitalized" institution within 270 days after it obtains such status.

TRANSACTIONS WITH AFFILIATES

      Under current federal law, transactions between depository institutions and their affiliates are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a savings bank is any company or entity that controls, is controlled by, or is under common control with the savings bank. In a holding company context, at a minimum, the parent holding company of a savings bank and any companies which are controlled by such parent holding company are affiliates of the savings bank. Generally, Section 23A limits the extent to which the savings bank or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such savings bank's capital stock and surplus, and contains an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus. The term "covered transaction" includes the making of loans or other extensions of credit to an affiliate; the purchase of assets from an affiliate, the purchase of, or an investment in, the securities of an affiliate; the acceptance of securities of an affiliate as collateral for a loan or extension of credit to any person;
or issuance of a guarantee, acceptance, or letter of credit on behalf of an affiliate. Section 23A also establishes specific collateral requirements for loans or extensions of credit to, or guarantees, acceptances on letters of credit issued on behalf of an affiliate. Section 23B requires that covered transactions and a broad list of other specified transactions be on terms substantially the same, or no less favorable, to the savings bank or its subsidiary as similar transactions with nonaffiliates.

      Further, Section 22(h) of the Federal Reserve Act restricts a savings bank with respect to loans to directors, executive officers, and principal stockholders. Under Section 22(h), loans to directors, executive officers and stockholders who control, directly or indirectly, 10% or more of voting securities of a savings bank, and certain related interests of any of the foregoing, may not exceed, together with all other outstanding loans to such persons and affiliated entities, the savings bank's total capital and surplus. Institutions of less than $100 million in deposits may increase this limit to up to two times capital and surplus under certain conditions. Section 22(h) also prohibits loans above amounts prescribed by the appropriate federal banking agency to directors, executive officers, and shareholders who control more than 10% of a savings bank, and their respective affiliates, unless such loan is approved in advance by a majority of the board of directors of the savings bank. Any "interested" director may not participate in the voting. The loan amount (which includes all other outstanding loans to such person) as to which such prior board of director approval is required, is the greater of $25,000 or 5% of capital and surplus or any loans over $500,000. Further, pursuant to Section 22(h), loans to directors, executive officers, and principal shareholders must be made on terms substantially the same as offered in comparable transactions to other persons.
Section 22(g) of the Federal Reserve Act places additional limitations on loans to executive officers.

INSURANCE OF DEPOSIT ACCOUNTS

      Deposits of the Bank are presently insured by the SAIF. Both the SAIF and the Bank Insurance Fund ("BIF") (the deposit insurance fund that covers most commercial bank deposits), are statutorily required to be recapitalized to a 1.25% of insured reserve deposits ratio. Until recently, members of the SAIF and BIF were paying average deposit insurance premiums of between 24 and 25 basis points. The BIF met the required reserve in 1995, whereas the SAIF was not expected to meet or exceed the required level until 2002 at the earliest. This situation was primarily due to the statutory requirement that SAIF members make payments on bonds issued in the late 1980s by the Financing Corporation ("FICO") to recapitalize the predecessor to the SAIF.

      In view of the BIF's achieving the 1.25% ratio, the FDIC ultimately adopted a new assessment rate schedule of from 0 to 27 basis points under which 92% of BIF members paid an annual premium of only $2,000. With respect to SAIF member institutions, the FDIC adopted a final rule retaining the previously existing assessment rate schedule applicable to SAIF member institutions of 23 to 31 basis points. As long as the premium differential continued, it may have had adverse consequences for SAIF members, including reduced earnings and an impaired ability to raise funds in the capital markets. In addition, SAIF members, such as the Bank were placed at a substantial competitive disadvantage to BIF members with respect to pricing of loans and deposits and the ability to achieve lower operating costs.

      On September 30, 1996, the President signed into law the Deposit Insurance Funds Act of 1996 (the "Funds Act") which, among other things, imposed a special one-time assessment on SAIF member institutions, including the Bank, to recapitalize the SAIF. As required by the Funds Act, the FDIC imposed a special assessment of 65.7 basis points on SAIF assessable deposits held as of March 31, 1995, payable November 27, 1996 (the "SAIF Special Assessment"). The SAIF Special Assessment was recognized by the Bank as an expense in the quarter ended September 30, 1996 and is generally tax deductible. The SAIF Special Assessment recorded by the Bank amounted to $225,000 on a pre-tax basis and $148,000 on an after-tax basis.

      The Funds Act also spreads the obligations for payment of the FICO bonds across all SAIF and BIF members. Beginning on January 1, 1997, BIF deposits will be assessed for FICO payment of 1.3 basis points, while SAIF deposits will pay
6.48 basis points. Full pro rata sharing of the FICO payments between BIF and SAIF members will occur on the earlier of January 1, 2000 or the date the BIF and SAIF are merged. The Funds Act specifies that the BIF and SAIF will be merged on January 1, 1999, provided no savings associations remain as of that time.

      As a result of the Funds Act, the FDIC recently voted to effectively lower SAIF assessments to 0 to 27 basis points as of January 1, 1997, a range comparable to that of BIF members. SAIF members will also continue to make the FICO payments described above. The FDIC also lowered the SAIF assessment schedule for the fourth quarter of 1996 to 18 to 27 basis points. Management cannot predict the level of FDIC insurance assessments on an on-going basis, whether the savings association charter will be eliminated or whether the BIF and SAIF will eventually be merged.

      The Bank's assessment rate for fiscal 1996 was 23 basis points and the premium paid for this period was $58,000. A significant increase in SAIF insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank.

      Under the FDI Act, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operation or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the Division. The management of the Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

THRIFT RECHARTERING LEGISLATION

      The Funds Act provides that the BIF and SAIF will merge on January 1, 1999 if there are no more savings associations as of that date. That legislation also requires that the Department of Treasury submit a report to Congress by March 31, 1997 that makes recommendations regarding a common financial institutions charter, including whether the separate charters for thrifts and banks should be abolished. Various proposals to eliminate the federal thrift charter, create a uniform financial institutions charter and abolish the OTS have been introduced in Congress. The bills would require federal savings institutions to convert to a national bank or some type of state charter by a specified date (January 1, 1998 in one bill, June 30, 1998 in the other) or they would automatically become national banks. State chartered thrifts would become subject to the same federal regulation as applies to state commercial banks. Holding companies for savings institutions would become subject to the same regulation as holding companies that control commercial banks, with a limited grandfather provision for unitary savings and loan holding company activities. The Bank is unable to predict whether such legislation would be enacted, the extent to which the legislation would restrict or disrupt its operations or whether the BIF and SAIF funds will eventually merge.

FEDERAL RESERVE SYSTEM

      The Federal Reserve Board regulations require depository institutions to maintain non-interest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve Board regulations generally require that reserves be maintained against aggregate transaction accounts as follows: for that portion of transaction accounts aggregating $52.0 million or less (subject to adjustment by the Federal Reserve Board) the reserve requirement is 3%; and for accounts greater than $52.0 million, the reserve requirement is $1.6 million plus 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) against that portion of total transaction accounts in excess of $52.0 million. The first $4.3 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The Bank is in compliance with the foregoing requirements. Because required reserves must be maintained in the form of either vault cash, a non-interest-bearing account at a Federal Reserve Bank or a pass-through account as defined by the Federal Reserve Board, the effect of this reserve requirement is to reduce the Bank's interest-earning assets. FHLB System members are also authorized to borrow from the Federal Reserve "discount window," but Federal Reserve Board regulations require institutions to exhaust all FHLB sources before borrowing from a Federal Reserve Bank.

HOLDING COMPANY REGULATION

      The Company is a nondiversified unitary savings and loan holding company within the meaning of the HOLA. As a unitary savings and loan holding company, the Company generally is not restricted under existing laws as to the types of business activities in which it may engage, provided that the Bank continues to be a qualified thrift lender ("QTL") for purposes of the federal regulations. Upon any non- supervisory acquisition by the Company of another savings institution or savings bank that meets the QTL test and is deemed to be a savings institution by the OTS, the Company would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would be subject to extensive limitations on the types of business activities in which it could engage. The HOLA limits the activities of a multiple savings and loan holding company and its non-insured institution subsidiaries primarily to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act ("BHC Act"), subject to the prior approval of the OTS, and certain activities authorized by OTS regulation.

      The HOLA prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of the voting stock of another savings institution or holding company thereof, without prior written approval of the OTS; acquiring or retaining, with certain exceptions, more than 5% of a nonsubsidiary company engaged in activities other than those permitted by the HOLA; or acquiring or retaining control of a depository institution that is not insured by the FDIC. In evaluating applications by holding companies to acquire savings institutions, the OTS must consider the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the insurance funds, the convenience and needs of the community and competitive factors.

      The OTS is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions: (i) the approval of interstate supervisory acquisitions by savings and loan holding companies and (ii) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.


                          FEDERAL AND STATE TAXATION
FEDERAL TAXATION

      GENERAL. The Company and the Bank report their income on a calendar year basis using the accrual method of accounting, and are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank's reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank or the Company. The Bank has not been audited by the IRS during the past five years. For its 1996 taxable year, the Bank is subject to a maximum federal income tax rate of 34%.

      BAD DEBT RESERVES. For fiscal years beginning prior to December 31, 1995, thrift institutions which qualified under certain definitional tests and other conditions of the Internal Revenue Code of 1986 (the "Code") were permitted to use certain favorable provisions to calculate their deductions from taxable income for annual additions to their bad debt reserve. A reserve could be established for bad debts on qualifying real property loans (generally secured by interests in real property improved or to be improved) under (i) the Percentage of Taxable Income Method (the "PTI Method") or (ii) the Experience Method. The reserve for nonqualifying loans was computed using the Experience Method.

      The Small Business Job Protection Act of 1996 (the "1996 Act"), which was enacted on August 20, 1996, requires savings institutions to recapture (I.E., take into income) certain portions of their accumulated bad debt reserves. The 1996 Act repeals the reserve method of accounting for bad debts effective for tax years beginning after 1995. Thrift institutions that would be treated as small banks are allowed to utilize the Experience Method applicable to such institutions, while thrift institutions that are treated as large banks (those generally exceeding $500 million in assets) are required to use only the specific charge-off method. Thus, the PTI Method of accounting for bad debts is no longer available for any financial institution.

      A thrift institution required to change its method of computing reserves for bad debts will treat such change as a change in method of accounting, initiated by the taxpayer, and having been made with the consent of the IRS. Any
Section 481(a) adjustment required to be taken into income with respect to such change generally will be taken into income ratably over a six-taxable year period, beginning with the first taxable year beginning after 1995, subject to the residential loan requirement.

      Under the residential loan requirement provision, the recapture required by the 1996 Act will be suspended for each of two successive taxable years, beginning with the Bank's current taxable year, in which the Bank originates a minimum of certain residential loans based upon the average of the principal amounts of such loans made by the Bank during its six taxable years preceding its current taxable year.

      Under the 1996 Act, for its current and future taxable years, the Bank is permitted to make additions to its tax bad debt reserves. In addition, the Bank is required to pay over a six year period the excess of the balance of its tax bad debt reserves as of December 31, 1995 over the balance of such reserves as of December 31, 1987. As a result of such recapture, the Bank will incur additional tax payments of approximately $82,000 which is generally expected to be taken into income beginning in 1998 over a six year period.

      DISTRIBUTIONS. Under the 1996 Act, if the Bank makes "non-dividend distributions" to the Company, such distributions will be considered to have been made from the Bank's unrecaptured tax bad debt reserves (including the balance of its reserves as of December 31, 1987) to the extent thereof, and then from the Bank's supplemental reserve for losses on loans, to the extent thereof, and an amount based on the amount distributed (but not in excess of the amount of such reserves) will be included in the Bank's income. Non-dividend distributions include distributions in excess of the Bank's current and accumulated earnings and profits, as calculated for federal income tax purposes, distributions in redemption of stock, and distributions in partial or complete liquidation. Dividends paid out of the Bank's current or accumulated earnings and profits will not be so included in the Bank's income.

      The amount of additional taxable income triggered by a non-dividend is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, if the Bank makes a non-dividend distribution to the Company, approximately one and one-half times the amount of such distribution (but not in excess of the amount of such reserves) would be includable in income for federal income tax purposes, assuming a 35% federal corporate income tax rate. The Bank does not intend to pay dividends that would result in a recapture of any portion of its bad debt reserves.

      CORPORATE ALTERNATIVE MINIMUM TAX. The Internal Revenue Code of 1986, as amended (the "Code") imposes a tax on alternative minimum taxable income ("AMTI") at a rate of 20%. The excess of the bad debt reserve deduction using the percentage of taxable income method over the deduction that would have been allowable under the experience method is treated as a preference item for purposes of computing the AMTI. Only 90% of AMTI can be offset by net operating loss carryovers of which the Bank currently has none. AMTI is increased by an amount equal to 75% of the amount by which the Bank's adjusted current earnings exceeds its AMTI (determined without regard to this preference and prior to reduction for net operating losses). In addition, for taxable years beginning after December 31, 1986 and before January 1, 1996, an environmental tax of .12% of the excess of AMTI (with certain modifications) over $2.0 million is imposed on corporations, including the Bank, whether or not an Alternative Minimum Tax ("AMT") is paid. The Bank does not expect to be subject to the AMT, but may be subject to the environmental tax liability.

      DIVIDENDS RECEIVED DEDUCTION AND OTHER MATTERS. The Company may exclude from its income 100% of dividends received from the Bank as a member of the same affiliated group of corporations. The corporate dividends received deduction is generally 70% in the case of dividends received from unaffiliated corporations with which the Company and the Bank will not file a consolidated tax return, except that if the Company or the Bank own more than 20% of the stock of a corporation distributing a dividend then 80% of any dividends received may be deducted.

      SAIF RECAPITALIZATION ASSESSMENT. The Funds Act levied a 65.7-cent fee on every $100 of thrift deposits held on March 31, 1995. For financial statement purposes, this assessment was reported as an expense for the quarter ended September 30, 1996. The Funds Act includes a provision which states that the amount of any special assessment paid to capitalize the SAIF under this legislation is deductible under Section 162 of the Code in the year of payment.

OHIO TAXATION

      The Company is subject to the Ohio corporation franchise tax, which, as applied to the Company, is a tax measured by both net earnings and net worth. The rate of tax is the greater of (i) 5.1% on the first $50,000 of computed Ohio taxable income and 8.9% of computed Ohio taxable income in excess of $50,000 or
(ii) 0.582% times taxable net worth.

      In computing its tax under the net worth method, the Company may exclude 100% of its investment in the capital stock of the Bank after the Conversion, as reflected on the balance sheet of the Company, in computing its taxable net worth as long as it owns at least 25% of the issued and outstanding capital stock of the Bank. The calculation of the exclusion from net worth is based on the ratio of the excludable investment (net of any appreciation or goodwill included in such investment) to total assets multiplied by the net value of the stock. As a holding company, the Company may be entitled to various other deductions in computing taxable net worth that are not generally available to operating companies.

      A special litter tax is also applicable to all corporations, including the Company, subject to the Ohio corporation franchise tax other than "financial institutions." If the franchise tax is paid on the net income basis, the litter tax is equal to .11% of the first $50,000 of computed Ohio taxable income and
 .22% of computed Ohio taxable income in excess of $50,000. If the franchise tax is paid on the net worth basis, the litter tax is equal to .014% times taxable net worth.

      The Bank is a "financial institution" for State of Ohio tax purposes. As such, it is subject to the Ohio corporate franchise tax on "financial institutions," which is imposed annually at a rate of 1.5% of the Bank's book net worth determined in accordance with GAAP. As a "financial institution," the Bank is not subject to any tax based upon net income or net profits imposed by the State of Ohio.

IMPACT OF NEW ACCOUNTING STANDARDS

The following does not constitute a comprehensive summary of all material changes or developments affecting the manner in which the Company keeps its books and records and performs its financial accounting responsibilities. It is intended only as a summary of some of the recent pronouncements made by the FASB which are of particular interest to financial institutions.

In May 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 122, "Accounting for Mortgage Servicing Rights." This statement requires that a mortgage banking enterprise recognize as separate assets rights to service mortgage loans for others, however those servicing rights are acquired. A mortgage banking enterprise that acquires mortgage servicing rights through either the purchase or origination of mortgage loans and sells or securitizes those loans with servicing rights retained would allocate the total cost of the mortgage loans to the mortgage servicing rights and the loans based on their relative fair value. Statement No. 122 is effective for fiscal years beginning after December 15, 1995. There was no impact from the adoption of this standard in 1996.

      In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." This statement establishes accounting and reporting standards for stock-based employee compensation plans including stock options The statement defines a "fair value based method" for employee stock options and encourages all entities to adopt that method for such options. However, it allows an entity to continue to measure compensation cost for those plans using the "intrinsic value based method" of accounting prescribed by APB Opinion No. 25. Entities electing to remain with the accounting in Opinion 25 must make proforma disclosures of net income and earnings per share, as if the fair value method of accounting defined in this statement had been applied. There was no impact from the adoption of this standard since the Company does not have any stock options.

      In June 1996, the FASB issued SFAS No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" which established accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. The standards are based on a consistent application of a financial components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. SFAS No. 125 supersedes SFAS No.
122. SFAS No. 125 is effective for transactions occurring after December 31, 1996. Management is currently assessing the impact of this standard.

ADDITIONAL ITEM.  EXECUTIVE OFFICERS OF THE REGISTRANT.
------------------------------------------------------

      The following table sets forth certain information regarding the executive officers of the Company and the Bank who are not also directors.


                       Age at      Position with the Company and Bank
Name                   12/31/96    and Past Five Years Experience
----                   --------    ------------------------------------
Michael P. Cooper        39        Chief Financial Officer and Treasurer of the Company and the
                                   Bank.  Prior to joining the Company in 1997, Mr. Cooper was
                                   Comptroller of a property management/personnel service and dental insurer.  From 1987-1994, Mr. Cooper was Chief Financial
                                   Officer of Guardian Savings Bank.
Diane P. Irwin           41        Vice President and Chief Operating Officer of the Company and
                                   the Bank.


ITEM 2.  PROPERTIES.
-------------------

      The Company and the Bank are located and conduct their business at the Bank's office located at 5255 Beech Street, St. Bernard, Ohio. The Company believes that the Bank's current facilities are adequate to meet the present and immediately foreseeable needs of the Bank and the Company. In prior years, the Bank has not been required to pay rent for the office that the Bank has operated from. In 1995, the lessor negotiated for lease payments through December 31, 1999 totalling $105,000. The lease payments will be lower in the first years and increase in later years to cover the total amount of the lease. There are no renewal options, and the Bank may need to renegotiate at the end of the term. The following table sets forth certain information relating to the Bank's office.


                                       ORIGINAL               NET BOOK VALUE
                                         DATE                 OF PROPERTY OR
                              LEASED    LEASED    DATE OF       LEASEHOLD
                                OR        OR       LEASE     IMPROVEMENTS AT
         LOCATION             OWNED    ACQUIRED  EXPIRATION  DECEMBER 31, 1996
---------------------------   ------   --------  ----------  ----------------
5255 Beech Street
St. Bernard, Ohio  45217...   Leased      1995        2000       $264,000


      In addition, at December 31, 1996 the Bank had a capitalized lease obligation related to 3 of its ATMs. See Note 6 to the Notes to Financial Statements appearing elsewhere in this Form 10-K. At December 31, 1996, the Bank had a total of 3 ATMs. The Bank is currently in the process of renegotiating the agreements it has with Procter & Gamble relating to the ATMs located at Procter & Gamble facilities. The Bank expects that as the agreements are renegotiated, it will either reduce the costs borne by the Bank related to the continuing operation of the ATMs or eliminate them.

      For further information related to the Bank's properties, see Note 4 to the Notes to the Financial Statements included in the Company's 1996 Annual Report to Stockholders.

ITEM 3.  LEGAL PROCEEDINGS.
--------------------------

      Neither the Company nor its subsidiaries are involved in any pending legal proceedings, other than routine legal matters occurring in the ordinary course of business, which in the aggregate involve amounts which are believed by management to be immaterial to the consolidated financial condition or results of operations of the Company. See Note 15 to the Notes to the Financial Statements included elsewhere herein for more information regarding a settled claim related to an employment matter.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
------------------------------------------------------------

      None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
------------------------------------------------------------------------------

      Information relating to the market for Registrant's common equity and related stockholder matters appears in the Registrant's 1996 Annual Report to Stockholders on the back inside cover. On December 31, 1996, the Company had 235 registered shareholders.


ITEM 6.  SELECTED FINANCIAL DATA.
--------------------------------

      The above-captioned information appears under "Selected Consolidated Financial and Other Data of the Company" in the Registrant's 1996 Annual Report to Stockholders on pages 2 and 3 and is incorporated herein by reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS.
-------------

      The above-captioned information appears under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrant's 1996 Annual Report to Stockholders on pages 4 through 13 and is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
----------------------------------------------------

      The Consolidated Financial Statements of Lenox Bancorp, Inc. and its subsidiary, together with the report thereon by Clark, Schaefer, Hackett & Co. appear in the Registrant's 1996 Annual Report to Stockholders on pages 14 through 44 and are incorporated herein by reference.

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
--------------------------------------------------------------------------------
DISCLOSURE.
----------

      None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
------------------------------------------------------------

      The information relating to Directors and Executive Officers of the Registrant is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 23, 1997, on pages 4 through 7. Information concerning Executive Officers who are not directors is contained in Part I of this report pursuant to paragraph (b) of
Item 401 of Regulation S-K in reliance on Instruction G.

ITEM 11.  EXECUTIVE COMPENSATION.
--------------------------------

      The information relating to director and executive compensation is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 23, 1997, on pages 8 through 12.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
------------------------------------------------------------------------

      The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 23, 1997, on pages 3 and 4, and 5 through 7.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
--------------------------------------------------------

      The information relating to certain relationships and related transactions is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 23, 1997, on page 12.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
-------------------------------------------------------------------------

(a)   The following documents are filed as a part of this report:

(1) Consolidated Financial Statements of the Company are incorporated by reference to the following indicated pages of the 1996 Annual Report to Stockholders.

                                                                      PAGE
                                                                      ----
      Independent Auditors' Report................................     14

      Consolidated Balance Sheets
      as of December 31, 1996 and 1995............................    15-16

      Consolidated Statement of Income
      for the Three Years Ended December 31, 1996.................     17

      Consolidated Statement of Changes in
      Stockholders' Equity for Three Years Ended
      December 31, 1996...........................................     18

      Consolidated Statement of Cash Flows for
      the Three Years Ended December 31, 1996.....................    19-20

      Notes to Consolidated Financial Statements..................    21-44

The remaining information appearing in the 1996 Annual Report to Stockholders is not deemed to be filed as part of this report, except as expressly provided herein.

(2) All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3)   Exhibits

      (a)   The following exhibits are filed as part of this report:

             3.1     Amended Articles of Incorporation of Lenox Bancorp, Inc.*
             3.2     Code of Regulations of Lenox Bancorp, Inc.*
             4.0     Stock Certificate of Lenox Bancorp, Inc.*
            10.1 Form of Employment Agreement between the Company and Virginia M. Porowski*
            10.2     Form  of Employment Agreement between the Bank and Virginia
                     M. Porowski*
            10.3     Lenox Bancorp, Inc. Incentive Plan**
            13.0     1996 Annual Report to Stockholders (filed herewith)
            21.0 Subsidiary information is incorporated herein by reference to "Item 1 - General"
            27.0     Financial Data Schedule (filed herewith)

      (b)   Reports on Form 8-K
            None

-----------------------------
* Incorporated herein by reference to the Exhibits to Form S-1, Registration Statement, and Pre-Effective Amendment No. 1, filed on August 25, 1995 and March 8, 1996, respectively, Registration No. 33-96248.
** Incorporated herein by reference to the Proxy Statement for the 1997 Annual Meeting of Stockholders filed herewith.

                                    SIGNATURES

      Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 LENOX BANCORP, INC.


                                 By: /s/ Virginia M. Porowski
                                     ----------------------------------
                                 Virginia M. Porowski
DATED:  March 28, 1997           President, Chief Executive Officer and Director


      Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

      Name                   Title                                     Date
      ----                   -----                                     ----

/s/ Virginia M. Porowski     President, Chief Executive           March 28, 1997
---------------------------  Officer and Director
Virginia M. Porowski         (Principal Executive Officer)

/s/ Michael P. Cooper        Chief Financial Officer and          March 28, 1997
---------------------------  Treasurer (Principal Financial
Michael P. Cooper            and Accounting Officer)

/s/ Richard O. Plunk         Chair of the Board                   March 28, 1997
---------------------------
Richard O. Plunk

/s/ Wyvette D. Jordan        Vice Chair of the Board              March 28, 1997
---------------------------
Wyvette D. Jordan

/s/ Gail R. Behymer          Director                             March 28, 1997
---------------------------
Gail R. Behymer

/s/ Richard C. Harmeyer      Director and Secretary               March 28, 1997
---------------------------
Richard C. Harmeyer

/s/ Robert R. Keller         Director                             March 28, 1997
---------------------------
Robert R. Keller

/s/ William P. Riekert, Jr.  Director and Assistant Secretary     March 28, 1997
---------------------------
William P. Riekert, Jr.

/s/ Henry E. Brown           Director                             March 28, 1997
---------------------------
Henry E. Brown

/s/ Curtis L. Jackson        Director                             March 28, 1997
---------------------------
Curtis L. Jackson

/s/ Reba St. Clair            Director                            March 28, 1997
---------------------------
Reba St. Clair