Form 10QSB
period 1997-03-31
LENOX BANCORP INC
filed 1997-05-14
CIK 1000050

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



For the Quarterly Period Ended March 31, 1997    Commission File Number 0-28162
                               --------------                           -------


                               LENOX BANCORP, INC.
                  --------------------------------------------
        (Exact name of small business issuer as specified in its charter)


             Ohio                                       31-1445959
---------------------------------          ------------------------------------
(State or other Jurisdiction of            (I.R.S. Employer Identification No.)
 Incorporation or Organization)


                   5255 Beech Street, St. Bernard, Ohio 45217
              --------------------------------------------------
                    (Address of principal executive offices)


                                 (513) 242-4690
                             ---------------------
               (Issuer's telephone number, including area code)


      Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      YES    X          NO
           ----            ----

      At March 31, 1997, there were 425,677 shares of Common Stock, without Par Value per share outstanding.

                                TABLE OF CONTENTS
                                -----------------



PART I - FINANCIAL INFORMATION                                            PAGE
------------------------------                                            ----

      Item 1 - Consolidated Financial Statements.............................1

      Item 2 - Management's Discussion and Analysis..........................5


PART II - OTHER INFORMATION
---------------------------

      Item 1 - Legal Proceedings.............................................7

      Item 2 - Changes in Securities.........................................7

      Item 3 - Defaults Upon Senior Securities...............................7

      Item 4 - Submission of Matters to a Vote of Security Holders...........7

      Item 5 - Other Information.............................................7

      Item 6 - Exhibits and Reports on Form 8-K..............................7


SIGNATURES...................................................................8


                                     PART I - FINANCIAL INFORMATION
                                            LENOX BANCORP, INC.
                                       CONSOLIDATED BALANCE SHEETS
                                              (IN THOUSANDS)

                                                                      MARCH 31,        DECEMBER 31,
                                                                          1997             1996
                                                                     -----------       ----------
                                                                     (UNAUDITED)
ASSETS
Cash and due from banks ........................................          $518             $1,115
Certificates of deposits .......................................           165                162
Investment securities - available for sale, at fair value
  (amortized cost of $6,193 and $6,193 at March 31, 1997 and
  December 31, 1996) ...........................................         5,959              6,089
Mortgage-backed securities - available for sale, at fair value
  (amortized cost of $1,102 and $1,148 at March 31, 1997 and
  December 31, 1996)............................................         1,086              1,148
Loan receivable, net ...........................................        38,159             37,495
Accrued interest receivable:
         Loans  ................................................           161                148
         Mortgage-backed securities    .........................             7                  8
         Investments and certificates of deposit ...............           103                130
Property and equipment, net    .................................           270                264
Federal Home Loan Bank stock - at cost    ......................           443                436
Prepaid expenses and other assets    ...........................            43                 79
                                                                     ---------         ----------
                                                                        46,914            $47,074
                                                                     =========         ==========

LIABILITIES AND RETAINED EARNINGS
Liabilities:
     Deposits:
          Savings, club and other accounts .....................        $5,180             $5,349
          Money market and NOW accounts ........................         4,894              5,332
          Certificate accounts .................................        21,522             21,870
                                                                     ---------         ----------
               Total deposits ..................................        31,596             32,551
Advances from Federal Home Loan Bank............................         7,885              7,007
Capitalized lease obligations ..................................             3                  5
Advance payments by borrowers for taxes and insurance ..........            56                 93
Accrued expenses ...............................................           106                 52
Accrued federal income taxes ...................................            39                 44
Deferred federal income taxes ..................................             2                 52
                                                                     ---------         ----------
          Total liabilities ....................................       $39,687            $39,804

Stockholder's equity
         Common Stock - no par value: 2,000,000 authorized,
         425,677 issued and outstanding at March 31, 1997 and
         December 31, 1996  ....................................
         Additional paid in capital ............................         3,711              3,711
         Retained earnings - substantially restricted ..........         4,007              3,954
         Less unearned ESOP shares..............................          (326)              (326)
         Unrealized gain (loss) on available for sale securities
           net of tax of $85,013 and $53,550 for March 31, 1997
           and December 31, 1996................................          (165)               (69)
                                                                     ----------        ----------
          Total stockholders' equity ...........................         7,227              7,270
                                                                     ----------        ----------

Total liabilities and stockholders' equity .....................       $46,914            $47,074
                                                                     ==========        ==========


                              LENOX BANCORP, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                 MARCH 31, 1997


                                                                     THREE MONTHS ENDING
                                                                           MARCH 31,
                                                                      1997           1996
                                                                      ----           ----
                                                                           (UNAUDITED)
INTEREST INCOME AND DIVIDEND INCOME
     Loan    ...............................................           729            635
     Mortgage-backed securities    .........................            19             26
     Investments and interest bearing deposits  ............           123            117
     FHLB stock dividends    ...............................             7              7
                                                                 ---------       --------
          Total    .........................................           878            785

INTEREST EXPENSE
     Deposits   ............................................           375            403
     Borrowed money and capitalized leases    ..............           112             80
                                                                 ---------       --------
          Total    .........................................           487            483

     Net interest income before provision for loan losses ...          391            302

Provision for loan losses    ................................            2              0

    Net interest income after provision for loan losses  ....          389            302

OTHER INCOME
     Service fee income    ..................................           26             35
     Gain on sale of investments    .........................          ---            ---
                                                                 ---------       --------
          Total    ..........................................           26             35

GENERAL AND ADMINISTRATIVE EXPENSES
     Compensation and employee benefits    ..................          138            123
     Occupancy and equipment    .............................           38             30
     Federal insurance premium    ...........................            8             21
     Franchise taxes    .....................................           16             13
     Other expenses    ......................................          101             74
                                                                 ---------       --------
          Total    ..........................................          301            261

     Interest before provision for income taxes    ..........          114             76

Provision for income taxes    ...............................           39             25
                                                                 ---------       --------

     Net income    ..........................................           75             51
                                                                 =========       ========

    Earnings per share    ...................................         0.18            N/A
                                                                 =========       ========



                                    LENOX SAVINGS BANK
                           CONSOLIDATED STATEMENT OF CASH FLOWS
                                      MARCH 31, 1997


                                                                   FOR THE THREE MONTHS
                                                                      ENDED MARCH 31,
                                                                      ---------------
                                                                     1997        1996
                                                                     ----        ----
                                                                        (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income...............................................         75          51
     Adjustments to reconcile net income to net
      cash provided (used) by operating activities
          Depreciation and amortization.......................          8          11
          Provision (credit) for losses on loans..............          2           0
          Amortization of deferred loan fees..................          0          (7)
          Deferred loan origination fees (costs)..............         14           2
          FHLB stock dividends................................         (8)         (8)
          Loss on sale of investments and mortgage
           backed securities..................................          0           1
          Effect of change in operating assets
           and liabilities
               Accrued interest receivable....................         22          15
               Prepaid expenses...............................         59         (51)
               Advances by borrowers for taxes
                and insurance.................................        (38)        (42)
               Accrued expenses...............................         54          32
               Accrued federal income taxes...................         (5)          6
                                                                    ------      -----
                  Net cash provided (used) by
                    operating activities......................        183          10
                                                                    -----       -----

CASH FLOWS FROM INVESTING ACTIVITIES
     Property and equipment additions.........................        (17)          0
     Proceeds from sale of equipment..........................          0           0
     Purchase of mortgage backed securities - AFS.............          0        (653)
     Repayments of mortgage backed securities.................         44          76
     Purchase of certificates of deposit......................         (3)         (3)
     Loan disbursements.......................................     (2,914)     (1,327)
     Loan principal repayments................................      2,212       1,660
     Purchase of investments - AFS............................          0      (2,943)
     Maturity of investments - AFS............................          0       2,360
     Proceeds from sale of investments - AFS..................          0         454
                                                                    ------      ------
                  Net cash used by investing activities.......       (678)       (376)
                                                                    ------      ------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase (decrease) in deposits......................       (956)        794
     Borrowings from FHLB.....................................        975         650
     Repayment of FHLB advances...............................        (97)        (20)
     Payments on capitalized lease obligations................         (2)         (3)
     Dividends paid...........................................        (21)          0
                                                                    ------      ------
                  Net cash provided (used) by financing
                   activities.................................       (101)      1,421
                                                                    ------      ------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS..............       (596)      1,055
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD..............      1,115       1,249
                                                                    -----       -----
CASH AND CASH EQUIVALENTS AT END OF PERIOD....................        519       2,304
                                                                    =====       =====
Supplemental disclosure
     Cash paid for:
          Interest expense....................................        448         477
                                                                    -----       -----
          Income taxes........................................         44           0
                                                                    -----       -----

                               LENOX BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THREE MONTHS ENDED MARCH 31, 1997 AND 1996



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

The consolidated balance sheet as of March 31, 1997 and related consolidated statement of income, cash flows and changes in stockholder's equity for the three months ending March 31, 1997 and 1996 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted of normal recurring items. Interim results are not necessarily indicated of results for a full year.

      The financial statements and notes are presented as permitted by Form 10-Q. The interim statements are unaudited and should be read in conjunction with the financial statements and notes thereto contained in the Bank's annual report as presented in Lenox's Form 10-K dated December 31, 1996.

2.    CONVERSION TO CAPITAL STOCK FORM OF OWNERSHIP
      ---------------------------------------------

      The Board of Directors of Lenox Savings Bank, FSB adopted a plan of conversion, pursuant to which the Bank would convert from an Ohio chartered mutual savings bank to an Ohio chartered capital stock savings bank, with the concurrent formation of the holding company, Lenox Bancorp, Inc. On July 14, 1996, the conversion from a mutual form of ownership to a stock form was finalized. Lenox was capitalized through the initial sale of 425,677 shares of common stock to eligible account holders, an employee benefit plan of the Bank, supplemental eligible account holders, and other members of the Bank, and the general public. Lenox then used a portion of the proceeds from the sale to purchase all of the outstanding shares of the Bank. This transaction was accounted for in a manner similar to the pooling of interest method.

      The Bank may not declare or pay cash dividends on or repurchase any of its shares of common stock if the effect thereof would cause equity to be reduced below applicable regulatory capital maintenance requirements or if such declaration and payment would otherwise violate regulatory requirements.

3.    EARNINGS PER SHARE
      ------------------

      The initial public offering was completed July 14, 1996. Net income for the three months ended March 31, 1997 was $75,000 or .18 per share. Earnings per share information for the three months period ending March 31, 1996 are not applicable since the Bank's mutual to stock conversion was not consummated until July 14, 1996.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Comparison of Financial Condition at March 31, 1997 and December 31, 1996.
--------------------------------------------------------------------------

      ASSETS. Total assets decreased by $160,000 or 0.3% to $46.9 million at March 31, 1997 from $47.1 million at December 31, 1996. Cash and due from banks totaling $597,000 were invested into loans. Loans increased $664,000 or 1.8% to $38.2 million from $37.5 million. Investments and mortgage-backed securities decreased $192,000 or 2.7% to $7.0 million at March 31, 1997 from $7.2 million at December 31, 1996 reflecting a $146,000 or 2.0% change in market value.

      LIABILITIES. Total liabilities decreased by $117,000 or 0.3% from $39.8 million at December 31, 1996 to $39.7 million to March 31, 1997 primarily due to a decrease in deposits amounting to $955,000 or 2.9%, from $32.5 million to $31.6 million, and was offset by an increase of $878,000 or 12.5% Federal Home Loan Bank ("FHLB") advances to $7.9 million at March 31, 1997 from $7.0 million at December 31, 1996. Certificate accounts decreased $348,000 or 1.6%, while savings, club and other accounts decreased $169,000 or 3.2%, and money market and NOW accounts decreased $438,000 or 8.2%. The decrease in the certificate accounts was a result of reducing the cost of funds. The decrease in the other accounts reflect the nature of those accounts.

      CAPITAL. Stockholders' equity decreased $43,000 or 0.6% from $7.27 million at December 31, 1996 to $7.23 million at March 31, 1997. The decrease is a combination of net income of $75,000, and offset by a $.05 per share dividend being declared, and an increase of unrealized loss on securities available for sale of $96,000 net of tax.

      LIQUIDITY AND CAPITAL RESOURCES. The Company's primary sources of funds are deposits and principal and interest payments on loans. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flow and mortgage prepayments are strongly influenced by changes in general interest rates, economic conditions and competition.

      The primary investment activity of the Company for the three months ended March 31, 1997 was the origination of mortgage and consumer loan in the amount of $2.9 million. The most significant source of funds for the three months ending March 31, 1997 was the borrowing from the FLHB of $1.0 million.

      The Bank is required to maintain a minimum level of liquidity (net cash, short term and marketable assets divided by total deposits and short term liabilities), as defined by the Federal Deposit Insurance Corporation ("FDIC"). The Bank's liquidity at March 31, 1997 was 19.8%. The Bank's most liquid assets are cash, federal funds sold, and marketable securities. The levels of the Bank's liquid assets are dependent on the Bank's operation, financing, lending and investing activities during any given period. At March 31, 1997, assets qualifying for short term liquidity, including cash and short term investment, totaled $7.7 million.

      At March 31, 1997, the Bank's capital exceeded all the capital requirements of the FDIC. The Bank's tier 1 leverage and total capital to risk-weighted capital ratios were 15.8% and 31.9%, respectively.

Comparison of Results of Operations for the Three months ended March 31, 1997
-----------------------------------------------------------------------------
and 1996.
---------

      GENERAL. Net income for the three months ending March 31, 1997 increased by $24,000 or 47.1% to $75,000 from $51,000 for the three months ended March 31, 1996. This increase was primarily due to the increase in interest income.

      INTEREST INCOME. Interest income for the three months ended March 31, 1997 was $878,000 compared to $785,000 for the three months ended March 31, 1996, an increase of $93,000 or 11.8%. Interest earned on loans increased $94,000 or 14.8% to $729,000 for the three months ended March 31, 1997 from $635,000 for the three months ended March 31, 1996 and was the primary reason for the increase in interest income. The increase in interest earned on loans was due to an increase in the average balance of loans for the three months ended March 31, 1997 from the comparable 1996 period.

      INTEREST EXPENSE. Interest expense for the three months ended March 31, 1997 was $487,000 compared to $483,000 for the three months ended March 31, 1996, an increase of $4,000 or 0.8%. Interest expense on deposits was $375,000 for the three months ended March 31, 1997 as compared to $403,000 for the three months ended March 31, 1996, a decrease of $28,000 or 6.9%. The decrease was due to low or average deposits outstanding period to period. Interest expense on borrowed money and capitalized leases was $112,000 for the three months ended March 31, 1997 as compared to $80,000 for the three months ended March 31, 1996, an increase of $32,000 or 40.0%. The increase was due to an increase in outstanding Federal Home Loan Bank advances for the period ending March 31, 1997, compared to the period ending March 31, 1996.

      NET INTEREST INCOME. Net interest income increase $89,000 or 29.5% for the three months ended March 31, 1997 to $391,000 from $302,000 for the three months ended March 31, 1996. This increase was due to interest income increasing by $93,000 or 11.8% compared to interest expense for the three months ending March 31, 1997 increasing $4,000 or 0.8%.

      GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the three months ended March 31, 1997 were $301,000 compared to $261,000 for the three months ended March 31, 1996, an increase of $40,000 or 15.3%. Compensation and employee benefits increased $ 15,000 or 12.2% to $ 138,000 for the three months ended March 31, 1997 due to an increase in staff. The increase in other expenses to $101,000 for the three months ended March 31, 1997, an increase of $27,000 or 36.5% was due to additional expenses associated with becoming a public company.

      INCOME TAXES. Income taxes for the three months ended March 31, 1997 increased $14,000 or 56.0% to $39,000 from $25,000 for the three months ending March 31, 1996. This was the result of an increase in income before taxes of $114,000 for the three months ended March 31, 1997 compared to $76,000 for the same period of the prior year.

                           PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

            None

Item 2 - Changes in Securities

            None

Item 3 - Defaults Upon Senior Securities

            None

Item 4 - Submission of Matters to a Vote of Security Holders

            [TO BE ADDED]

Item 5 - Other Information

            None

Item 6 - Exhibits and Reports on Form 8-K

      (a)   Exhibits

            Exhibit 3.1   Certificate of Incorporation of Lenox Bancorp, Inc.*

            Exhibit 3.2   Bylaws of Lenox Bancorp, Inc. *

            Exhibit 4.0   Stock Certificate of Lenox Bancorp, Inc.*

            Exhibit 27.0  Financial Data Schedule (filed herewith)

      (b)   Reports on Form 8-K

            None


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


                                          LENOX BANCORP, INC.


Date:                    , 1997           /s/ Virginia M. Porowski
     --------------------                 --------------------------------------
                                          Virginia M. Porowski
                                          President and Chief Executive Officer




Date:                     , 1997          /s/ William T. Bird
     ---------------------                --------------------------------------
                                          William T. Bird
                                          Treasurer and Chief Financial Officer
                                          (Principal Accounting Officer)