Form 10QSB/A
period 1997-03-31
LENOX BANCORP INC
filed 1997-05-14
CIK 1000050

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-QSB/A

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

      YES    X          NO
           ----            ----

      At March 31, 1997, there were 425,677 shares of Common Stock, without Par Value per share outstanding.

      Traditional Small Business Disclosure Format (Check One):

      YES               NO   X
           -----           -----

                                TABLE OF CONTENTS
                                -----------------



PART I - FINANCIAL INFORMATION                                            PAGE
------------------------------                                            ----

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

      Item 5 - Other Information.............................................7

      Item 6 - Exhibits and Reports on Form 8-K..............................7


SIGNATURES...................................................................8


                                     PART I - FINANCIAL INFORMATION
                                            LENOX BANCORP, INC.
                                       CONSOLIDATED BALANCE SHEETS
                                              (IN THOUSANDS)

                                                                      MARCH 31,        DECEMBER 31,
                                                                          1997             1996
                                                                     -----------       ----------
                                                                     (UNAUDITED)
ASSETS
Cash and due from banks ........................................          $518             $1,115
Certificates of deposits .......................................           165                162
Investment securities - available for sale, at fair value
  (amortized cost of $6,193 and $6,193 at March 31, 1997 and
  December 31, 1996) ...........................................         5,959              6,089
Mortgage-backed securities - available for sale, at fair value
  (amortized cost of $1,102 and $1,148 at March 31, 1997 and
  December 31, 1996)............................................         1,086              1,148
Loan receivable, net ...........................................        38,159             37,495
Accrued interest receivable:
         Loans  ................................................           161                148
         Mortgage-backed securities    .........................             7                  8
         Investments and certificates of deposit ...............           103                130
Property and equipment, net    .................................           270                264
Federal Home Loan Bank stock - at cost    ......................           443                436
Prepaid expenses and other assets    ...........................            43                 79
                                                                     ---------         ----------
                                                                       $46,914            $47,074
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
                                                                     ==========        ==========


                              LENOX BANCORP, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                 MARCH 31, 1997
                                 (IN THOUSANDS)


                                                                     THREE MONTHS ENDING
                                                                           MARCH 31,
                                                                      1997           1996
                                                                      ----           ----
                                                                           (UNAUDITED)
INTEREST INCOME AND DIVIDEND INCOME
     Loan    ...............................................         $ 729          $ 635
     Mortgage-backed securities    .........................            19             26
     Investments and interest bearing deposits  ............           123            117
     FHLB stock dividends    ...............................             7              7
                                                                 ---------       --------
          Total    .........................................           878            785

INTEREST EXPENSE
     Deposits   ............................................           375            403
     Borrowed money and capitalized leases    ..............           112             80
                                                                 ---------       --------
          Total    .........................................           487            483

     Net interest income before provision for loan losses ...          391            302

Provision for loan losses    ................................            2              0

    Net interest income after provision for loan losses  ....          389            302

OTHER INCOME
     Service fee income    ..................................           26             35
     Gain on sale of investments    .........................          ---            ---
                                                                 ---------       --------
          Total    ..........................................           26             35

GENERAL AND ADMINISTRATIVE EXPENSES
     Compensation and employee benefits    ..................          138            123
     Occupancy and equipment    .............................           38             30
     Federal insurance premium    ...........................            8             21
     Franchise taxes    .....................................           16             13
     Other expenses    ......................................          101             74
                                                                 ---------       --------
          Total    ..........................................          301            261

     Interest before provision for income taxes    ..........          114             76

Provision for income taxes    ...............................           39             25
                                                                 ---------       --------

     Net income    ..........................................        $  75          $  51
                                                                 =========       ========

    Earnings per share    ...................................        $0.18            N/A
                                                                 =========       ========



                                    LENOX BANCORP, INC.
                           CONSOLIDATED STATEMENT OF CASH FLOWS
                                      MARCH 31, 1997
                                      (IN THOUSANDS)

                                                                   FOR THE THREE MONTHS
                                                                      ENDED MARCH 31,
                                                                      ---------------
                                                                     1997        1996
                                                                     ----        ----
                                                                        (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income...............................................     $   75      $   51
     Adjustments to reconcile net income to net
      cash provided (used) by operating activities
          Depreciation and amortization.......................          8          11
          Provision (credit) for losses on loans..............          2           0
          Amortization of deferred loan fees..................          0          (7)
          Deferred loan origination fees (costs)..............         14           2
          FHLB stock dividends................................         (8)         (8)
          Loss on sale of investments and mortgage
           backed securities..................................          0           1
          Effect of change in operating assets
           and liabilities
               Accrued interest receivable....................         22          15
               Prepaid expenses...............................         59         (51)
               Advances by borrowers for taxes
                and insurance.................................        (38)        (42)
               Accrued expenses...............................         54          32
               Accrued federal income taxes...................         (5)          6
                                                                    ------      -----
                  Net cash provided (used) by
                    operating activities......................        183          10
                                                                    -----       -----

CASH FLOWS FROM INVESTING ACTIVITIES
     Property and equipment additions.........................        (17)          0
     Proceeds from sale of equipment..........................          0           0
     Purchase of mortgage backed securities - AFS.............          0        (653)
     Repayments of mortgage backed securities.................         44          76
     Purchase of certificates of deposit......................         (3)         (3)
     Loan disbursements.......................................     (2,914)     (1,327)
     Loan principal repayments................................      2,212       1,660
     Purchase of investments - AFS............................          0      (2,943)
     Maturity of investments - AFS............................          0       2,360
     Proceeds from sale of investments - AFS..................          0         454
                                                                    ------      ------
                  Net cash used by investing activities.......       (678)       (376)
                                                                    ------      ------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase (decrease) in deposits......................       (956)        794
     Borrowings from FHLB.....................................        975         650
     Repayment of FHLB advances...............................        (97)        (20)
     Payments on capitalized lease obligations................         (2)         (3)
     Dividends paid...........................................        (21)          0
                                                                    ------      ------
                  Net cash provided (used) by financing
                   activities.................................       (101)      1,421
                                                                    ------      ------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS..............       (596)      1,055
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD..............      1,115       1,249
                                                                    -----       -----
CASH AND CASH EQUIVALENTS AT END OF PERIOD....................     $  519      $2,304
                                                                   ======      ======
Supplemental disclosure
     Cash paid for:
          Interest expense....................................     $  448      $  477
                                                                   ------      ------
          Income taxes........................................         44           0
                                                                    -----       -----

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

      The financial statements and notes are presented as permitted by Form 10-QSB. The interim statements are unaudited and should be read in conjunction with the financial statements and notes thereto contained in the Bank's annual report as presented in Lenox's Form 10-K dated December 31, 1996.

2.    CONVERSION TO CAPITAL STOCK FORM OF OWNERSHIP
      ---------------------------------------------

     The Board of Directors of Lenox Savings Bank adopted a plan of conversion, pursuant to which the Bank would convert from an Ohio chartered mutual savings bank to an Ohio chartered capital stock savings bank, with the concurrent formation of the holding company, Lenox Bancorp, Inc. On July 17, 1996, the conversion from a mutual form of ownership to a stock form was finalized. Lenox was capitalized through the initial sale of 425,677 shares of common stock to eligible account holders, an employee benefit plan of the Bank, supplemental eligible account holders, and other members of the Bank, and the general public. Lenox then used a portion of the proceeds from the sale to purchase all of the outstanding shares of the Bank. This transaction was accounted for in a manner similar to the pooling of interest method.

      The Bank may not declare or pay cash dividends on or repurchase any of its shares of common stock if the effect thereof would cause equity to be reduced below applicable regulatory capital maintenance requirements or if such declaration and payment would otherwise violate regulatory requirements.

3.    EARNINGS PER SHARE
      ------------------

      The initial public offering was completed July 17, 1996. Net income for the three months ended March 31, 1997 was $75,000 or .18 per share. Earnings per share information for the three months period ending March 31, 1996 are not applicable since the Bank's mutual to stock conversion was not consummated until July 17, 1996.

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

      INTEREST EXPENSE. Interest expense for the three months ended March 31, 1997 was $487,000 compared to $483,000 for the three months ended March 31, 1996, an increase of $4,000 or 0.8%. Interest expense on deposits was $375,000 for the three months ended March 31, 1997 as compared to $403,000 for the three months ended March 31, 1996, a decrease of $28,000 or 6.9%. The decrease was due to lower average deposits outstanding period to period. Interest expense on borrowed money and capitalized leases was $112,000 for the three months ended March 31, 1997 as compared to $80,000 for the three months ended March 31, 1996, an increase of $32,000 or 40.0%. The increase was due to an increase in outstanding Federal Home Loan Bank advances for the period ending March 31, 1997, compared to the period ending March 31, 1996.

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


                                          LENOX BANCORP, INC.


Date: May 14, 1997                        /s/ Virginia M. Porowski
                                          --------------------------------------
                                          Virginia M. Porowski
                                          President and Chief Executive Officer




Date: May 14, 1997                        /s/ Michael P. Cooper
                                          --------------------------------------
                                          Michael P. Cooper
                                          Treasurer and Chief Financial Officer
                                          (Principal Accounting Officer)