Form 10QSB
period 1997-06-30
LENOX BANCORP INC
filed 1997-08-13
CIK 1000050

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



 For the Quarterly Period Ended June 30, 1997    Commission File Number 0-28162
                                -------------                           -------


                               LENOX BANCORP, INC.
                         ---------------------------------
        (Exact name of small business issuer as specified in its charter)


          Ohio                                           31-1445959
-------------------------                   ------------------------------------
(State or other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)


                   5255 Beech Street, St. Bernard, Ohio 45217
            ----------------------------------------------------------
                    (Address of principal executive offices)


                                 (513) 242-6900
                              ----------------------
                (Issuer's telephone number, including area code)


      Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     YES    X            NO
         ------             ------

      At June 30, 1997, there were 425,677 shares of Common Stock, without Par Value per share outstanding.

      Transitional Small Business Disclosure Format (Check One):

     YES                 NO   X
         ------             ------

                                TABLE OF CONTENTS


                                                                         PAGE(S)
PART I - FINANCIAL INFORMATION

      Item 1 - Financial Statements..................................        3

             - Consolidated Balance Sheets as of June 30, 1997
               and December 31, 1996.................................        1

             - Consolidated Statements of Operations for the Three
               Months And Six Months Ended June 30, 1997 and 1996....        4

             - Consolidated Statements of Cash Flows for the Six
               Months Ended June 30, 1997 and 1996...................        5

             - Notes to Consolidated Financial Statements............        6

      Item 2 - Management's Discussion and Analysis..................      7-10

PART II - OTHER INFORMATION

      Item 1 - Legal Proceedings.....................................       11

      Item 2 - Changes in Securities.................................       11

      Item 3 - Defaults Upon Senior Securities.......................       11

      Item 4 - Submission of Matters to a Vote of Security Holders...       11

      Item 5 - Other Information.....................................       12

      Item 6 - Exhibits and Reports on Form 8-K......................       12


SIGNATURES...........................................................       13



PART I - FINANCIAL DATA
                                                   LENOX BANCORP, INC.
                                               CONSOLIDATED BALANCE SHEETS
                                                  (DOLLARS IN THOUSANDS)


                                                                                  JUNE 30, 1997     DECEMBER 31, 1996
                                                                                  ------------      ----------------
                                                                                   (UNAUDITED)
ASSETS
Cash and due from banks..........................................................       $812              $1,115
Certificates of deposit..........................................................        167                 162
Investment securities - available for sale, at fair value (amortized cost
   of $6,193 and $6,193 at June 30, 1997 and December 31, 1996)..................      6,071               6,089
Mortgage-backed securities - available for sale, at fair value (amortized cost
   of $1,071 and $1,148 at June 30, 1997 and December 31, 1996)..................      1,062               1,148
Loans receivable, net............................................................     38,835              37,495
Accrued interest receivable:
   Loans..........................................................................       167                 148
   Mortgage-backed securities.....................................................         7                   8
   Investments and certificates of deposit........................................       129                 130
Property and equipment, net.......................................................       260                 264
Federal Home Loan Bank stock - at cost............................................       513                 436
Prepaid expenses and other assets.................................................       100                  79
                                                                                     -------             -------
                                                                                     $48,123             $47,074
                                                                                      ======              ======
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Deposits:
      Savings, club and other accounts............................................   $ 5,511             $ 5,349
      Money market and NOW accounts...............................................     4,991               5,332
      Certificate accounts........................................................    20,231              21,870
                                                                                      ------              ------
          Total deposits..........................................................    30,733              32,551
Advances from Federal Home Loan Bank..............................................     9,788               7,007
Capitalized lease obligations.....................................................         2                   5
Advance payments by borrowers for taxes and insurance.............................        24                  93
Accrued expenses..................................................................       158                  52
Accrued federal income taxes......................................................        31                  44
Deferred federal income taxes.....................................................        42                  52
                                                                                      ------              ------
      Total liabilities...........................................................   $40,778             $39,804

Stockholder's equity
   Common Stock - no par value: 2,000,000 authorized, 425,677 issued and outstanding at June 30, 1997 and December 31, 1996
   Additional paid in capital.....................................................     3,711               3,711
   Retained earnings - substantially restricted...................................     4,044               3,954
   Less unearned ESOP shares......................................................      (324)               (326)
   Unrealized gain (loss) on available for sale securities net of tax of
      $45,000 and $35,000 at June 30, 1997 and December 31, 1996..................       (86)                (69)
                                                                                      ------               -----
          Total stockholders' equity..............................................     7,345               7,270
                                                                                      ------              ------
Total liabilities and stockholders' equity........................................   $48,123             $47,074
                                                                                      ======              ======

                                                       3

                                  LENOX BANCORP, INC.
                         CONSOLIDATED STATEMENT OF OPERATIONS
                                     JUNE 30, 1997
                     (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)


                                                         THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                JUNE 30,               JUNE 30,
                                                         --------------------   ----------------------
                                                           1997        1996       1997         1996
                                                         --------    --------   ---------    ---------
                                                                          (UNAUDITED)

INTEREST INCOME AND DIVIDEND INCOME
  Loans............................................       $ 748       $ 661       $1,477       $1,296
  Mortgage-backed securities.......................          20          21           39           47
  Investments and interest bearing deposits                 117         125          240          242
  FHLB stock dividends.............................           9           7           16           14
                                                           ----        ----       ------       ------
     Total.........................................         894         814        1,772        1,599
INTEREST EXPENSE
  Deposits.........................................         370         400          745          803
  Borrowed money and capitalized leases............         130          89          242          169
                                                           ----        ----         ----         ----
     Total.........................................         500         489          987          972
  Net interest income before provision
    for loan losses................................         394         325          785          627
Provision for loan losses..........................           4           -            6            -
                                                          -----      ------        -----       ------
  Net interest income after provision
    For loan losses................................         390         325          779          627
OTHER INCOME
  Service fee income...............................          32          29           58           64
  Gain on sale of investments......................           -          29            -           29
                                                          -----       -----        -----        -----
     Total.........................................          32          58           58           93
GENERAL AND ADMINISTRATIVE EXPENSES
  Compensation and employee benefits...............         127         120          265          243
  Occupancy and equipment..........................          37          31           75           61
  Federal insurance premium........................           8          21           16           42
  Franchise taxes..................................          19          13           35           26
  Other expenses...................................         139          71          240          145
                                                           ----        ----         ----         ----
     Total.........................................         330         256          631          517
  Income before provision for income taxes                   92         127          206          203
Provision for income taxes.........................          31          43           70           68
                                                           ----        ----         ----         ----
  Net income.......................................       $  61       $  84       $  136       $  135
                                                             ==         ===          ===          ===
  Earnings per share...............................       $0.14       $ N/A       $ 0.32          N/A
                                                           ====         ===         ====          ===


                                  LENOX BANCORP, INC.
                                STATEMENT OF CASH FLOWS
                                     JUNE 30, 1997

                                                                                 FOR THE SIX MONTHS
                                                                                    ENDED JUNE 30,
                                                                                    --------------


                                                                                1997             1996
                                                                                ----
                                                                                     (UNAUDITED)

Cash flows from operating activities
     Net income......................................................           $136             $135
     Adjustments to reconcile net income to net
          cash provided (used) by operating activities...............
         Depreciation and amortization...............................             25               27
         Provision (credit) for losses on loans......................              6                0
         Amortization of deferred loan fees..........................              0               (4)
         Deferred loan origination fees (cost).......................            (17)               5
         FHLB stock dividends........................................            (16)             (14)
         Loss (Gain) on sale of investments and
              mortgage backed securities.............................              0              (29)
         Effect of change in operating assets
              and liabilities
            Accrued interest receivable..............................             17               33
            Prepaid expenses.........................................            (21)            (130)
            Advances by borrowers for taxes
                 and insurance.......................................            (69)             (76)
            Accrued expenses.........................................            106             (133)
            Accrued federal income taxes                                         (13)              49
                                                                                ----               --
                Net cash provided (used) by
                    operating activities.............................            154             (137)
Cash flow from Investment activities
     Property and equipment addition.................................            (19)              (3)
     Proceeds from sale of equipment.................................              0                2
     Purchase of mortgage backed securities - AFS....................              0             (653)
     Repayments of mortgage backed securities........................             74              178
     Proceeds from sale of mortgage backed securities - AFS..........              0              603
     Purchase of certificates of deposit.............................             (5)              (5)
     Loan disbursements..............................................         (5,074)          (5,633)
     Loan principal repayments.......................................          3,711            3,864
     Purchase of FHLB stock..........................................            (61)               0
     Purchase of investment - AFS....................................              0           (4,142)
     Maturity of investments -AFS....................................              0            1,820
     Proceeds from sale of investments - AFS.........................              0            2,347
                                                                              ------            -----
                Net cash used by investing activities................         (1,374)          (1,622)
Cash flows from financing activities
     Net increase (decrease) in deposits.............................         (1,818)           4,029
     Borrowings from FHLB............................................          3,025              650
     Repayments of FHLB advances.....................................           (244)            (142)
     Payments on capitalized lease obligations.......................             (3)              (6)
     Dividends paid..................................................            (43)               0
                                                                                ----            -----
                       Net cash provided by financing
                            activities...............................           (917)           4,531
                                                                                ----            -----
Increase (decrease) in cash and cash equivalents.....................           (303)           2,772
Cash and cash equivalents at beginning of period.....................          1,115            1,249
                                                                               -----            -----
Cash and cash equivalents at end of period...........................         $  812           $4,021
                                                                               =====           ======
Supplemental disclosure
            Cash paid for Interest expense...........................         $  975           $  964
            Income taxes.............................................             83                0


                             LENOX BANCORP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THREE MONTHS ENDED JUNE 30, 1997 AND 1996


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

      The consolidated balance sheet as of June 30, 1997 and related consolidated statements of income, cash flows and changes in stockholder's equity for the three and six months ending June 30, 1997 and 1996 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted of normal recurring items. Interim results are not necessarily indicated of results for a full year.

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

3.    EARNINGS PER SHARE
      ------------------

      The initial public offering was completed July 17, 1996. Net income for the six months ended June 30, 1997 was $136,000 or $.32 per share on 425,677 shares, and the net income for the quarter ending June 30, 1997 was $61,000 or $.14 per share. Earnings per share information for the six months period ending June 30, 1996 are not applicable since the Bank's mutual to stock conversion was not consummated until July 17, 1996.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 1997 AND DECEMBER 31, 1996.
-------------------------------------------------------------------------

      Assets. Total assets increased by $ 1.0 million or 2.1% to $48.1 million
      ------
at June 30, 1997 from $47.1 million at December 31, 1996. Cash and due from banks decreased $303,000, primarily due to a higher funding of loans. Loans receivable, net increased $1.3 million or 3.5% to $38.8 million from $37.5 million. Investment securities and mortgage-backed securities decreased $104,000 or 1.4% to $7.1 million at June 30, 1997 from $7.2 million at December 31, 1996, reflecting a $27,000 or .4% change in market value and principal reductions of $77,000 or 1.0% of mortgage-backed securities during the same time period. The required amount of Federal Home Loan Bank ("FHLB") stock increased $77,000 or 17.7% from $436,000 at December 31, 1996 to $513,000 at June 30, 1997 due to the
Bank's increased borrowing from the FHLB.

      Liabilities. Total liabilities increased by $974,000 or 2.4% from $39.8
      -----------
million at December 31, 1996 to $40.8 million to June 30, 1997 primarily due to an increase in advances from the FHLB of $2.8 million or 40% from $7.0 million at December 31, 1996 to $9.8 million at June 30, 1997. Advances from the FHLB increased primarily due to management's decision to use the lower-cost FHLB advances as a source of funding for its mortgage loans as opposed to continuing to aggressively compete for certificate of deposit accounts, which currently bear a higher cost to the Bank. Accrued Expenses increased $106,000 from $52,000 at December 31, 1996 to $158,000 at June 30, 1997. These increases were partially offset by a decrease in deposits amounting to $1.8 million or 5.5%, from $32.5 million to $30.7 million. Certificate accounts decreased $1.7 million or 7.8%, while savings, club and other accounts increased $162,000 or 3.0%, and money market and NOW accounts decreased $341,000 or 6.4%. The decrease in the certificate accounts was a result of the Bank's efforts to less aggressively compete for certificate of deposit accounts to reduce its cost of funds. The increase in savings, club and other accounts are related to a promotion to increase the Prime Savings accounts. The decrease in the money market and NOW accounts resulted primarily from the Bank's efforts to market its Prime Savings Accounts.

      Stockholders' Equity. Stockholders' equity increased $75,000 or 1.0% from
      --------------------
$7.27 million at December 31, 1996 to $7.35 million at June 30, 1997. The increase is a combination of net income of $136,000, the effect of which was partially offset by a $.10 per share dividend being declared, and an increase of unrealized loss on securities available for sale of $17,000 net of tax.

      Liquidity and Capital Resources. The Company's primary sources of funds
      -------------------------------
are deposits, FHLB advances, and principal and interest payments on loans. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flow and mortgage prepayments are strongly influenced by changes in general interest rates, economic conditions and competition.

      The primary investment activity of the Company for the six months ended June 30, 1997 was the origination of mortgage and consumer loans in the amount of $5.1 million. The most significant source of funds for the six months ending June 30, 1997 was the borrowing from the FHLB of $2.8 million.

      The Bank is required to maintain a minimum level of liquidity (net cash, short term and marketable assets divided by total deposits and short term liabilities), as defined by the Federal Deposit Insurance Corporation ("FDIC"). The Bank's liquidity at June 30, 1997 was 16.9%. The Bank's most liquid assets are cash, federal funds sold, and marketable securities. The levels of the Bank's liquid assets are dependent on the Bank's operation, financing, lending and investing activities during any given period. At June 30, 1997, assets qualifying for short term liquidity, including cash and short term investment, totaled $8.1 million.

      At June 30, 1997, the Bank's capital exceeded all the capital requirements of the FDIC. The Bank's tier 1 leverage and total capital to risk-weighted capital ratios were 15.4% and 31.3%, respectively.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND
--------------------------------------------------------------------------------
1996.
-----

      General. Net income for the three months ending June 30, 1997 decreased by
      -------
$23,000 or 27.4% to $61,000 from $84,000 for the three months ended June 30, 1996. This decrease was primarily due to the increase in general and administrative expenses and the lack of any gains on the sale of investments, compared to the $29,000 gain for the same period in 1996.

      Interest Income and Dividend Income. Interest income and dividend income
      -----------------------------------
for the three months ended June 30, 1997 was $894,000 compared to $814,000 for the three months ended June 30, 1996, an increase of $80,000 or 9.8%. Interest earned on loans increased $87,000 or 13.2% to $748,000 for the three months ended June 30, 1997 from $661,000 for the three months ended June 30, 1996 and was the primary reason for the increase in interest income. The increase in interest earned on loans was due to an increase in the average balance of loans for the three months ended June 30, 1997 from the comparable 1996 period.

      Interest Expense. Interest expense for the three months ended June 30,
      ----------------
1997 was $500,000 compared to $489,000 for the three months ended June 30, 1996, an increase of $11,000 or 2.2%. Interest expense on deposits was $370,000 for the three months ended June 30,1997 as compared to $400,000 for the three months ended June 30, 1996, a decrease of $30,000 or 7.5%. The decrease was due to lower average deposits outstanding period to period. Interest expense on borrowed money and the capitalized leases was $130,000 for the three months ended June 30,1997 as compared to $89,000 for the three months ended June 30, 1996, an increase of $41,000 or 46.l%. The increase was due to an increase in outstanding Federal Home Loan Bank advances for the period ending June 30, 1997, as compared to the period ending June 30, 1996.

      Net Interest Income. Net interest income increased $65,000 or 20.0% for
      -------------------
the three months ended June 30, 1997 to $390,000 from $325,000 for the three months ended June 30, 1996. This increase was due to interest income increasing by $80,000 or 9.8% compared to interest expense for the three months ending June 30, 1997 increasing $11,000 or 2.2%. This spread was further reduced by a $4,000 increase in the provision for loan losses, due to management's periodic evaluvation of the risk inherent in the Bank's loan portfolio and decision, based on that review, to increase the provision by $4,000, particularly in light of the Bank's recent increase in lending, for the three months ended June 30, 1997 compared to the same period ended June 30, 1996 was appropriate.

      General and Administrative Expenses. General and administrative expenses
      -----------------------------------
for the three months ended June 30, 1997 were $330,000 compared to $256,000 for the three months ended June 30, 1996, an increase of $74,000 or 28.9%. Compensation and employee benefits expense increased $7,000 or 5.8% to $127,000 for the three months ended June 30, 1997 due to an increase in staff. Federal insurance premiums decreased $13,000 or 61.9% to $8,000 for the three months ended June 30, 1997, from $21,000 for the same period June 30,1996 due to lower insurance premiums. The increase in other expenses to $139,000 for the three months ended June 30,1997, an increase of $68,000 or 95.8% was due to additional expenses of operating a public company.

      Income Taxes. Income taxes for the three months ended June 30, 1997
      ------------
decreased $12,000 or 27.9% to $31,000 from $43,000 for the three months ending June 30,1996. This was the result of a decrease in income before taxes of $35,000 or 27.6%. Net income before tax provision was $92,000 for the three months ended June 30, 1997 compared to $127,000 for the same period of the prior year.

COMPARISON OF RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND
------------------------------------------------------------------------------
1996.
-----

      General. Net income for the six months ended June 30, 1997 increased by
      -------
$1,000 or .7% to $136,000 from $135,000 for the six months ended June 30, 1996.
This increase was primarily due to the increase in net interest income offset by an increase in other expenses. For the six months ended June 30, 1997, there were no gains on the sale of investments compared to a $29,000 gain for the same period in 1996.

      Interest Income and Dividend Income. Interest income and dividend income
      -----------------------------------
for the six months ended June 30, 1997 was $1.8 million compared to $1.6 million for the six months ended June 30, 1996, an increase of $173,000 or 10.8%. Interest earned on loans increased $181,000 or 14.0% to $1.5 million for the six months ended June 30, 1997 from $1.3 million for the six months ended June 30, 1996 and was the primary reason for the increase in interest income. The increase in interest earned on loans was due to an increase in the average balance of loans for the six months ended June 30, 1997 from the comparable 1996 period.

      Interest Expense. Interest expense for the six months ended June 30, 1997
      ----------------
was $987,000 compared to $972,000 for the six months ended June 30, 1996, an increase of $15,000 or 1.5%. Interest expense on deposits was $745,000 for the six months ended June 30, 1997 as compared to $803,000 for the six months ended June 30, 1996, a decrease of $58,000 or 7.2%. The decrease was due to lower average deposits outstanding period to period. Interest expense on borrowed money and capitalized leases was $242,000 for the six months ended June 30, 1997 as compared to $169,000 for the six months ended June 30, 1996, an increase of $73,000 or 43.2%. The increase was due to an increase in outstanding Federal Home Loan Bank advances for the period ended June 30, 1997, as compared to the period ended June 30, 1996.

      Net Interest Income. Net interest income increased $152,000 or 24.2% for
      -------------------
the six months ended June 30, 1997 to $779,000 from $627,000 for the six months ended June 30, 1996. This increase was due to interest income increasing by $173,000 or 10.8% compared to interest expense for the six months ended June 30, 1997 increasing $15,000 or 1.5%. This spread was further reduced by a $6,000 increase in provision for loan losses, due to management's periodic evaluation of the risk inherent in the Bank's loan portfolio and decision, based on that review, to increase the provision by $6,000 for the six months ended June 30, 1997 compared to the comparable period in 1996. Management deemed such a provision appropriate, particularly in light of the Bank's increased lending in recent periods.

      General and Administrative Expenses. General and administrative expenses
      -----------------------------------
for the six months ended June 30, 1997 were $631,000 compared to $517,000 for the six months ended June 30, 1996, an increase of $114,000 or 22.1%. Compensation and employee benefits increased $22,000 or 9.1% to $265,000 for the six months ended June 30, 1997 due to an increase in staff. Federal insurance premium decreased $26,000 or 61.9% to $16,000 for the six months ended June 30, 1997, from $42,000 for the same period June 30, 1996 due to lower insurance premiums. The increase in other expenses to $240,000 for the six months ended June 30, 1997, an increase of $95,000 or 65.5% was due to additional expenses of operating a public company.

      Income Taxes. Income taxes for the six months ended June 30, 1997
      ------------
increased $2,000 or 2.9% to $70,000 from $68,000 for the six months ending June 30, 1996. This was the result of an increase in income before taxes of $3,000. Net income before tax provision was $206,000 for the six months ended June 30, 1997 compared to $203,000 for the same period of the prior year.

      Thrift Rechartering Legislation. The Deposit Insurance Funds Act of 1996
      -------------------------------
provides that the BIF and SAIF will merge on January 1, 1999 if there are no more savings associations as of that date. Various proposals to eliminate the federal thrift charter, create a uniform financial institutions charter and abolish the OTS have been introduced in Congress. The House Banking Committee reported a bill in July 1997 that would require federal savings institutions to convert to a national or state bank charter within two years of enactment. The bill would allow banks resulting from the conversion of a savings association to continue to engage in activities (and hold assets) in which it was lawfully engaged on the day before enactment. State chartered thrifts would become subject to the same federal regulation as applies to state commercial banks. Holding companies for savings institutions would become subject to the same regulation as holding companies that control commercial banks, with a limited grandfather provision for unitary savings and loan holding company activities. The OTS would be merged with the Office of the Comptroller of the Currency, the agency that regulates national banks. The Bank is unable to predict whether such legislation would be enacted, the extent to which the legislation would restrict or disrupt its operations or whether the BIF and SAIF funds will eventually merge.

                          PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

                None

Item 2 - Changes in Securities

                None

Item 3 - Defaults Upon Senior Securities

                None

Item 4 - Submission of Matters to a Vote of Security Holders



DIRECTORS:                                 FOR                         WITHHELD
--------------------------         -------------------             -----------------

      Mr. Harmeyer                       316,963                        74,675
      Mr. Keller                         321,336                        70,300
      Mr. Jackson                        310,963                        80,675





                                       FOR              AGAINST            ABSTAIN
                                   ------------     ---------------     --------------

Approval of 1997 Incentive Plan    177,372          130,691             2,700

Appointment of Clark, Schaefer,
      Hackett & Co. as
      independent auditors         366,082          23,456              2,100



Item 5 - Other Information

              None

Item 6 - Exhibits and Reports on Form 8-K

         (a)  Exhibits

              Exhibit 3.1   Certificate of Incorporation of Lenox Bancorp, Inc.*

              Exhibit 3.2   Bylaws of Lenox Bancorp, Inc. *

              Exhibit 4.0   Stock Certificate of Lenox Bancorp, Inc.*

              Exhibit 27.0  Financial Data Schedule (filed herewith)

         (b)  Reports on Form 8-K

              None

----------------------------
* Incorporated herein by reference into this document from Exhibits to Form S-1, Registration Statement, filed August 28, 1995, as amended, Registration No. 33-96248.

                                  SIGNATURES


      In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           LENOX BANCORP, INC.


Date: August 13, 1997                     /s/ Virginia M. Porowski
                                          -------------------------------------
                                          Virginia M. Porowski
                                          President and Chief Executive Officer




Date: August 13, 1997                     /s/ Michael P. Cooper
                                          -------------------------------------
                                          Michael P. Cooper
                                          Treasurer and Chief Financial Officer
                                          (Principal Accounting Officer)