Form 10QSB
period 1997-09-30
LENOX BANCORP INC
filed 1997-11-14
CIK 1000050

                              UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC 20549

                               FORM 10-QSB

             QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934



For the Quarterly Period Ended September 30, 1997 Commission File Number 0-28162
                               ------------------                        -------


                            LENOX BANCORP, INC.
                            -------------------
     (Exact name of small business issuer as specified in its charter)


          Ohio                                           31-1445959
--------------------------                   ---------------------------------
(State or other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)



                   5255 Beech Street, St. Bernard, Ohio 45217
           --------------------------------------------------------------
                    (Address of principal executive offices)


                                (513) 242-6900
                 (Issuer's telephone number, including area code)


        Check whether the issuer:  (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      YES  X        NO
          ---          ---

      At November 11, 1997, there were 409,542 shares of Common Stock, without Par Value per share outstanding.

      Transitional Small Business Disclosure Format (Check One):

      YES           NO  X
          ---          ---

                                  TABLE OF CONTENTS


                                                                        PAGE(S)

PART I - FINANCIAL INFORMATION

       Item 1 - Financial Statements

              - Consolidated Balance Sheets as of September 30, 1997
                and December 31, 1996................................        3

              - Consolidated Statements of Operations for the Three Months
                and Nine Months Ended September 30, 1997 and 1996....        4

              - Consolidated Statements of Cash Flows for the Nine Months
                Ended September 30, 1997 and 1996....................        5

              - Notes to Consolidated Financial Statements...........        6

       Item 2 - Management's Discussion and Analysis.................      6 - 9


PART II - OTHER INFORMATION

       Item 1 - Legal Proceedings....................................       10

       Item 2 - Changes in Securities and Use of Proceeds............       10

       Item 3 - Defaults Upon Senior Securities......................       10

       Item 4 - Submission of Matters to a Vote of Security Holders..       10

       Item 5 - Other Information....................................       10

       Item 6 - Exhibits and Reports on Form 8-K.....................       10


SIGNATURES...........................................................       11

                                             LENOX BANCORP, INC.
                                         CONSOLIDATED BALANCE SHEETS
                                           (DOLLARS IN THOUSANDS)


                                                                                     SEPT. 30,        DEC. 31,
                                                                                       1997             1996
                                                                                     ---------        --------
                                                                                     Unaudited

ASSETS
Cash and due from banks  ....................................................          $1,616          $1,115
Certificates of deposit  ....................................................             170             162
Investment securities - available for sale, at fair value (amortized cost of
  $5,243 and $6,193 at Sep. 30, 1997 and Dec. 31, 1996)  ....................           5,200           6,089
Mortgage-backed securities - available for sale, at fair value (amortized
  cost of $1,048 and $1,148 at Sep. 30, 1997 and Dec. 31, 1996)  ............           1,048           1,148
Loan receivable, net  .......................................................          39,190          37,495
Accrued interest receivable:
     Loans  .................................................................             174             148
     Mortgage-backed securities  ............................................               7               8
     Investments and certificates of deposit  ...............................              89             130
Property and equipment, net  ................................................             550             264
Federal Home Loan Bank stock - at cost  .....................................             582             436
Prepaid expenses and other assets  ..........................................              81              79
                                                                                    ---------       ---------
                                                                                      $48,707         $47,074
                                                                                    =========       =========


LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Deposits:
     Savings, club and other accounts  ......................................          $5,803          $5,349
     Money market and NOW accounts  .........................................           4,711           5,332
     Certificate accounts  ..................................................          19,498          21,870
                                                                                    ---------       ---------
        Total deposits  .....................................................          30,012          32,551
Advances from Federal Home Loan Bank  .......................................          11,438           7,007
Capitalized lease obligations  ..............................................               0               5
Advance payments by borrowers for taxes and insurance  ......................              70              93
Accrued expenses  ...........................................................             146              52
Accrued federal income taxes  ...............................................              50              44
Deferred federal income taxes  ..............................................              72              52
                                                                                    ---------       ---------
     Total liabilities  .....................................................         $41,788         $39,804


Stockholders' equity
     Common Stock - no par value: 2,000,000 authorized, 409,542 issued and outstanding at September 30, 1997 and 425,677 issued
        and outstanding at December 31, 1996  ...............................              --              --
     Additional paid in capital  ............................................           3,711           3,711
     Retained earnings - substantially restricted  ..........................           4,093           3,954
     Treasury stock  16,135 shares  .........................................            (259)              0
     Less unearned ESOP shares  .............................................            (324)           (326)
     Deferred stock award expense  ..........................................            (274)              0
     Unrealized gain (loss) on available for sale securities net of tax of
       $15,000 and $35,000 at Sep. 30, 1997 and Dec. 31, 1996  ..............             (28)            (69)
                                                                                    ---------       ---------
        Total stockholders' equity  .........................................           6,919           7,270

Total liabilities and stockholders' equity  .................................         $48,707         $47,074
                                                                                    =========       =========


                                                   LENOX BANCORP, INC.
                                       CONSOLIDATED STATEMENT OF OPERATIONS
                                                   September 30, 1997
                                   (Dollars in Thousands Except Per Share Data)


                                                                            THREE MONTHS ENDING              NINE MONTHS ENDING
                                                                               SEPTEMBER 30,                    SEPTEMBER 30,
                                                                            1997            1996            1997            1996
                                                                            ----            ----            ----            ----
                                                                               Unaudited                        Unaudited
INTEREST INCOME AND DIVIDEND INCOME
    Loans  ............................................................    $ 744          $  681           $2,221          $1,977
    Mortgage-backed securities  ......................................        20              15               59              62
    Investments and interest bearing deposits  .......................       109             149              349             391
    FHLB stock dividends  ............................................        10               6               26              20
                                                                      ----------      ----------       ----------      ----------
       Total..........................................................       883             851            2,655           2,450

INTEREST EXPENSE
    Deposits........................................................         360             406            1,105           1,209
    Borrowed money and capitalized leases...........................         156              81              398             250
                                                                      ----------      ----------       ----------      ----------
       Total........................................................         516             487            1,503           1,459

    Net interest income before provision for loan losses............         367             364            1,152             991

Provision for loan losses...........................................           5               0               11               0
                                                                               -               -               --               -

    Net interest income after provision for loan losses.............         362             364            1,141             991

OTHER INCOME
    Service fee income..............................................          46              33              104              97
    Gain on sale of investments.....................................           0               0                0              29
                                                                      ----------      ----------       ----------      ----------
       Total........................................................          46              33              104             126

GENERAL AND ADMINISTRATIVE EXPENSES
    Compensation and employee benefits..............................         146             116              411             359
    Occupancy and equipment.........................................          33              35              108              96
    Federal insurance premium.......................................           8             249               24             291
    Franchise taxes.................................................          23              17               58              43
    Other expenses..................................................          92              71              332             216
                                                                      ----------      ----------       ----------      ----------
       Total........................................................         302             488              933           1,005

    Income before provision for income taxes........................         106             (91)             312             112

Provision for income taxes..........................................          36             (38)             106              30
                                                                      ----------      ----------       ----------      ----------

    Net income......................................................       $  70          $  (53)          $  206          $   82
                                                                      ==========      ==========       ==========      ==========

    Earnings per share..............................................       $0.17          $(0.12)          $ 0.49             N/A
                                                                      ==========      ==========       ==========      ==========

                                    LENOX BANCORP, INC.
                                  STATEMENT OF CASH FLOWS
                                     SEPTEMBER 30, 1997
                                   (dollars in thousands)

                                                                        FOR THE NINE MONTHS
                                                                          ENDED SEPT. 30,
                                                                          ---------------
                                                                          1997       1996
                                                                          ----       ----
                                                                             UNAUDITED

Cash flows from operating activities
      Net income                                                           $206        $82
      Adjustments to reconcile net income to net
        cash provided (used) by operating activities
            Depreciation and amortization                                    38         49
            Provision (credit) for losses on loans                           11          0
            Amortization of deferred loan fees                               (4)        (7)
            Deferred loan origination fees (cost)                            17          5
            FHLB stock dividends                                            (26)       (22)
            Loss (Gain) on sale of investments and
               mortgage backed securities                                     0        (29)
            Effect of change in operating assets
               and liabilities
                    Accrued interest receivable                              16        (34)
                    Prepaid expenses                                         (2)         1
                    Advances by borrowers for taxes
                      and insurance                                         (23)       (45)
                    Accrued expenses                                         94        288
                    Accrued federal income taxes                              5         11
                                                                             --         --
                      Net cash provided (used) by
                        operating activities                                332        299


Cash flow from Investment activities
      Property and equipment addition                                      (321)       (15)
      Proceeds from sale of equipment                                         0          2
      Purchase of mortgage backed securities - AFS                            0       (653)
      Repayments of mortgage backed securities                               97        183
      Proceeds from sale of mortgage backed securities - AFS                  0        646
      Purchase of certificates of deposit                                    (8)        (8)
      Loan disbursements                                                 (6,910)    (9,832)
      Loan principal repayments                                           5,191      6,552
      Purchase of FHLB stock                                               (120)         0
      Purchase of investments - AFS                                           0     (6,150)
      Maturity of investments - AFS                                         950      2,220
      Proceeds from sale of investments - AFS                                 0      2,501
                                                                             --      -----
                      Net cash used by investing activities              (1,121)    (4,554)


Cash flows from financing activities
        Net increase (decrease) in deposits                              (2,539)       432
        Borrowings from FHLB                                              4,875        600
        Repayments of FHLB advances                                        (444)      (265)
        Payments on capitalized lease obligations                            (5)        (9)
        Proceeds from issuance of common stock                                0      3,572
        Repurchase of stock for Incentive Program                          (274)         0
        Purchase Treasury Stock                                            (259)         0
        Dividends paid                                                      (64)         0
                                                                            ----         -
                      Net cash provided by financing
                          activities                                      1,290      4,330
                                                                         ------      -----

Increase (decrease) in cash and cash equivalents                            501         75
Cash and cash equivalents at beginning of period                          1,115      1,249
                                                                         ------      -----

Cash and cash equivalents at end of period                               $1,616     $1,324
                                                                         ======      =====

Supplemental disclosure Cash paid for:
             Interest expense                                            $1,452     $1,445
             Income taxes                                                   101          0


                              LENOX BANCORP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996


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

      The consolidated balance sheet as of September 30, 1997 and related consolidated statement of income, cash flows and changes in stockholder's equity for the three and nine months ending September 30, 1997 and 1996 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted of normal recurring items. Interim results are not necessarily indicative of results for a full year.

      The financial statements and notes are presented as permitted by Form 10-QSB. The interim statements are unaudited and should be read in conjunction with the financial statements and notes thereto contained in the Bank's annual report as presented in Lenox's Form 10-K for the year ended December 31, 1996.

2.    EARNINGS PER SHARE
      ------------------

      The Bank's conversion from mutual to stock form and the initial public offering of the Company's Common Stock was completed July 17, 1996. Net income for the nine months ended September 30, 1997 was $206,000 or $.49 per share on 409,542 shares, and the net income for the quarter ending September 30, 1997 was $70,000 or $.17 per share. The earning for the three months ending September 30, 1996 was a loss of $53,000 or ($.12) per share on 425,677 shares. Earnings per share information for the nine months period ending September 30, 1996 are not applicable since the Bank's mutual to stock conversion was not consummated until July 17, 1996.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 1997 AND DECEMBER 31, 1996
-----------------------------------------------------------------------------

      Assets. Total assets increased by $1.6 million or 3.5% to $48.7 million
      ------
at September 30, 1997 from $47.1 million at December 31, 1996. Cash and due from banks increased $501,000 due to proceeds of called investments. Investments and mortgage-backed securities decreased $989,000 or 13.7% to $6.2 million at September 30, 1997 from $7.2 million at December 31, 1996 reflecting a $61,000 or .59% increase in market value, principal reductions of $100,000 or 8.7% of mortgage-backed securities, and $950,000 in investment securities being called, during the same time period. Loans receivable, net increased $1.7 million, or 4.5%, to $39.2 million at September 30, 1997 from $37.5 million at December 31, 1996. The required amount of Federal Home Loan Bank ("FHLB") stock increased $146,000 or 33.5% from $436,000 at December 31, 1996 to $582,000 at September 30, 1997 due to the Bank's increase in borrowings from the FHLB. Property and equipment increased $286,000 resulting from the purchase of the new branch.

      Liabilities. Total liabilities increased by $2.0 million, or 5.0%, from
      -----------
$39.8 million at December 31, 1996 to $41.8 million at September 30, 1997 primarily due to an increase in advances from the FHLB of $4.4 million, or 63.2%, from $7.0 million at December 31, 1996 to $11.4 million at September 30, 1997. Advances from the FHLB increased primarily due to management's decision to focus on the use of lower-cost FHLB advances as a source of funding for mortgage loans as opposed to certificates of deposit accounts, which currently bear a higher cost to the Bank. Accrued expenses increased $94,000 from $52,000 at December 31, 1996 to $146,000 at September 30, 1997. These increases were partially offset by a decrease in deposits amounting to $2.5 million or 7.8% from $32.5 million at December 31, 1996 to $30.0 million at September 30, 1997. Certificate accounts decreased $2.4 million or 10.8%, while savings, club and other accounts increased $454,000 or 8.5%, and money market and NOW accounts decreased $621,000 or 11.6%. The decrease in the certificate accounts was a result of management's decision to focus on lower-cost FHLB advances and de-emphase the use of certificate accounts as a means of reducing the Bank's cost of funds. The increase in savings, club and other accounts are related to a promotion to increase the Prime Savings accounts and the increase in the Christmas Club accounts. The decrease in the money market and NOW accounts resulted primarily from the Bank's efforts to market its Prime Savings Account.

      Stockholders' Equity. Stockholders' equity decreased $351,000 or 4.8% from
      --------------------
$7.3 million at December 31, 1996 to $6.9 million at September 30, 1997. The decrease is a combination of net income of $206,000, offset by a $.15 per share dividend being paid, a decrease of unrealized loss on securities available for sale of $41,000 net of tax, together with the funding of the Company's incentive plan and the repurchase of stock, totaling $533,000.

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

      The primary investment activity of the Company for the nine months ended September 30, 1997 was the origination of mortgage and consumer loans in the amount of $6.9 million. The most significant source of funds for the nine months ending September 30, 1997 was the net borrowings from the FHLB of $4.4 million.

      The Bank is required to maintain a minimum level of liquidity (net cash, short term and marketable assets divided by total withdrawable deposits and short term liabilities), as defined by the Federal Deposit Insurance Corporation ("FDIC"). The Bank's liquidity ratio at September 30, 1997 was 22.2%. The
Bank's most liquid assets are cash, federal funds sold, and marketable securities. The levels of the Bank's liquid assets are dependent on the Bank's operation, financing, lending and investing activities during any given period. At September 30, 1997, assets qualifying for short term liquidity, including cash and short term investment, totaled $7.9 million.

      At September 30, 1997, the Bank's capital exceeded all the capital requirements of the FDIC. The Bank's tier 1 leverage and total capital to risk-weighted capital ratios were 14.3% and 28.5%, respectively.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTH ENDED SEPTEMBER 30, 1997
--------------------------------------------------------------------------------
AND 1996
--------

      General. Net income for the three months ending September 30, 1997
      -------
increased by $123,000 to $70,000 from a loss of $53,000 for the three months ended September 30, 1996. This increase was primarily due to the one-time charge to all institutions insured by the Savings Association Insurance Fund ("SAIF") to recapitalize the SAIF, in the three month period ended September 30, 1996. The after-tax charge to earnings during the three month period ended September 30, 1996 totaled $142,000. The increase in net income for the three months ended September 30, 1997 was partially offset by an increase in general and administrative expenses (net of the SAIF assessment) of $41,000, compared to the same period the prior year, which was primarily due to increased expenses associated with operating a public company and an increase in compensation and employee benefits expense.

      Interest Income and Dividend Income. Interest income and dividend income
      -----------------------------------
for the three months ended September 30, 1997 was $883,000 compared to $851,000 for the three months ended September 30, 1996, an increase of $32,000 or 3.8%. Interest earned on loans increased $63,000 or 9.3% to $744,000 for the three months ended September 30, 1997 from $681,000 for the three months ended September 30, 1996 and was the primary reason for the increase in interest income. The increase in interest earned on loans was due to an increase in the average balance of loans for the three months ended September 30, 1997 from the comparable 1996 period. The increase in loan interest was reduced by the decrease in investment interest for the same period. Investment interest decreased $40,000 or 26.8% from $149,000 for the three months ended September 30, 1996 to $109,000 for the same period ended September 30, 1997. The decrease in interest income was due to a decrease in the average balance of the investment securities portfolio.

      Interest Expense. Interest expense for the three months ended September
      ----------------
30, 1997 was $516,000 compared to $487,000 for the three months ended September 30, 1996, an increase of $29,000 or 6.0%. Interest expense on deposits was $360,000 for the three months ended September 30, 1997 as compared to $406,000 for the three months ended September 30, 1996, a decrease of $46,000 or 11.3%. The decrease was due to lower average deposits outstanding period to period. Interest expense on borrowed money and capitalized leases was $156,000 for the three months ended September 30, 1997 as compared to $81,000 for the three months ended September 30, 1996, an increase of $75,000 or 92.6%. The increase was due to an increase in outstanding Federal Home Loan Bank advances for the three months ended September 30, 1997, as compared to the three months ended September 30, 1996.

      Net Interest Income. Net interest income increased $3,000 or 0.8% for the
      -------------------
three months ended September 30, 1997 to $367,000 from $364,000 for the three months ended September 30, 1996. Net interest income was further reduced by a $5,000 increase in provision for loan losses, due to management's periodic evaluation of the risk inherent in the Bank's loan portfolio and the decision, based on that review, to increase provisions by $5,000, in light of the Bank's recent increase in lending for the three months ended September 30, 1997 as compared to the same period ended September 30, 1996.

      General and Administrative Expenses. General and administrative expenses
      -----------------------------------
for the three months ended September 30, 1997 were $302,000 as compared to $488,000 for the three months ended September 30, 1996, a decrease of $186,000 or 38.1%. Compensation and employee benefits increased $30,000 or 25.9% to $146,000 for the three months ended September 30, 1997 due to an increase in staff. Federal deposit insurance premiums decreased $241,000 or 96.8% to $8,000 for the three months ended September 30, 1997, from $249,000 for the same period ended September 30, 1996 due to the lower insurance premiums and the one-time SAIF assessment of $227,000 in the three months ended September 30, 1996. The increase in other expenses to $92,000 for the three months ended September 30, 1997, an increase of $21,000, or 29.6%, was due to additional expenses of operating a public company.

      Income Taxes. Income taxes for the three months ended September 30, 1997
      ------------
increased $74,000 to $36,000 from ($38,000) for the three months ended September 30, 1996. This was the result of an increase in income before taxes of $197,000. Net income before tax provision was $106,000 for the three months ended September 30, 1997 compared to a loss of $91,000 for the same period of the prior year.

COMPARISON OF RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
--------------------------------------------------------------------------------
AND 1996
--------

      General. Net income for the nine months ended September 30, 1997
      -------
increased by $124,000 or 151.2% to $206,000 from $82,000 for the nine months ended September 30, 1996. This increase was primarily due to the increase in net interest income offset by an increase in other expenses. For the nine months ended September 30, 1997, there were no gains on sale of investments compared to a $29,000 gain for the same period in 1996. General and administrative expenses were lower in the nine months ended September 30, 1997 due to the one-time SAIF assessment in 1996 totaling $227,000.

     Interest Income and Dividend Income. Interest income and dividend income
     -----------------------------------
for the nine months ended September 30, 1997 was $2.7 million compared to $2.5 million for the nine months ended September 30, 1996, an increase of $205,000, or 8.4%. Interest earned on loans increased $244,000 or 12.2% to $2.2 million for the nine months ended September 30, 1997 from $2.0 million for the nine months ended September 30, 1996 and was the primary reason for the increase in interest income. The increase in interest earned on loans was due to an increase in the average balance of loans for the nine months ended September 30, 1997 from the comparable 1996 period.

     Interest Expense. Interest expense for the nine months ended September 30,
     ----------------
1997 was $1.50 million compared to $1.46 million for the nine months ended September 30, 1996, an increase of $44,000 or 3.0%. Interest expense on deposits was $1.1 million for the nine months ended September 30, 1997 as compared to $1.2 million for the nine months ended September 30, 1996, a decrease of $104,000, or 8.6%. The decrease was due to lower average deposits outstanding period to period. Interest expense on borrowed money and capitalized leases was $398,000 for the nine months ended September 30, 1997 as compared to $250,000 for the nine months ended September 30, 1996, an increase of $148,000 or 59.2%. The increase was due to an increase in outstanding Federal Home Loan Bank advances for the period ended September 30, 1997, as compared to the period ended September 30, 1996, as a result of the Bank's emphasis on the use of such lower-cost borrowings.

      Net Interest Income. Net interest income increased $161,000 or 16.2% for
      -------------------
the nine months ended September 30, 1997 to $1.2 million from $1.0 million for the nine months ended September 30, 1996. This increase was due to interest income increasing by $205,000 or 8.4% compared to interest expense for the nine months ended September 30, 1997 increasing $44,000 or 3.0%. This spread was further reduced by $11,000 increase in provision for loan losses, due to management's periodic evaluation of the risk inherent in the Bank's loan portfolio. Based on that review, management determined to increase the provision by $11,000 for the nine months ended September 30, 1997 compared to the comparable period in 1996, in light of the Bank's increased lending in recent periods.

      General and Administrative Expenses. General and administrative expenses
      -----------------------------------
for the nine months ended September 30, 1997 were $933,000 compared to $1.0 million for the nine months ended September 30, 1996, a decrease of $72,000 or 7.2%. Federal deposit insurance premiums decreased $267,000 or 91.8% to $24,000 for the nine months ended September 30, 1997, from $291,000 for the same period ended September 30, 1996 due to the lower insurance premiums and the one-time SAIF assessment of $277,000 in the nine months ended September 30, 1996. Compensation and employee benefits increased $52,000 or 14.5% to $411,000 for the nine months ended September 30, 1997, due to an increase in staff. The increase in other expenses to $332,000 for the nine months ended September 30, 1997, an increase of $116,000, or 53.7%, was due to additional expenses of operating a public company.

      Income Taxes. Income taxes for the nine months ended September 30, 1997
      ------------
increased $76,000 to $106,000 from $30,000 for the nine months ended September 30, 1996. This was the result of an increase in income before taxes of $200,000. Net income before tax provision was $312,000 for the nine months ended September 30, 1997 compared to $112,000 for the same period of the prior year.

      Thrift Rechartering Legislation. The Deposit Insurance Fund Act of 1996
      -------------------------------
provides that the BIF and SAIF will merge on January 1, 1999 if there are no more savings associations as of that date. Various proposals to eliminate the federal thrift charter, create a uniform financial institutions charter and abolish the OTS have been introduced in Congress. The House Banking Committee reported a bill in July 1997 that would require federal savings institutions to convert to a national or state bank charter within two years of enactment. The bill would allow banks resulting from the conversion of a savings association to continue to engage in activities (and hold assets) in which it was lawfully engaged on the day before enactment. State chartered thrifts would become subject to the federal regulation as applies to state commercial banks. Holding companies for savings institutions would become subject to the same regulation as holding companies that control commercial banks, with a limited grandfather provision for unitary savings and loan holding company activities. The OTS would be merged with the Office of the Comptroller of the Currency, the agency that regulates national banks. The Bank is unable to predict whether such legislation would be enacted, the extent to which the legislation would restrict or disrupt its operations or whether the BIF and SAIF funds will eventually merge.

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

                                   LENOX BANCORP, INC.


Date: November 14, 1997                 /s/ Virginia M. Porowski
                                        -------------------------
                                        Virginia M. Porowski
                                        President and Chief Executive Officer




Date: November 14, 1997                 /s/ Michael P. Cooper
                                        ---------------------
                                        Michael P. Cooper
                                        Treasurer and Chief Financial Officer
                                        (Principal Accounting Officer)