Form 10KSB
period 1997-12-31
LENOX BANCORP INC
filed 1998-03-25
CIK 1000050

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-KSB

                     Annual report under Section 13 of the
                        Securities Exchange Act of 1934

                  For the fiscal year ended DECEMBER 31, 1997

                          Commission File No.: 0-28162

                              LENOX BANCORP, INC.
                 (Name of small business issuer in its charter)

         OHIO                                           31-1445959
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                   5255 BEECH STREET, ST. BERNARD, OHIO 45217
                    (Address of principal executive offices)

                   Issuer's telephone number: (513) 242-6900
      Securities registered under Section 12(b) of the Exchange Act:  NONE
         Securities registered under Section 12(g) of the Exchange Act:

                           COMMON STOCK, NO PAR VALUE
                                (Title of class)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes   X    No       .
    -----     -----

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         State issuer's revenues for its most recent fiscal year: $195,000

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $7,068,234 as of March 23, 1998.

         As of March 23, 1998, the issuer has 404,413 shares outstanding (excluding treasury shares).

                      DOCUMENTS INCORPORATED BY REFERENCE

         PORTIONS OF THE ANNUAL REPORT TO STOCKHOLDERS FOR THE YEAR ENDED DECEMBER 31, 1997 ARE INCORPORATED BY REFERENCE INTO PART II OF THIS FORM 10-KSB.

         PORTIONS OF THE PROXY STATEMENT FOR THE ANNUAL MEETING OF STOCKHOLDERS ARE INCORPORATED BY REFERENCE INTO PART III OF THIS FORM 10-KSB.

                                     INDEX

PART I                                                                      PAGE

Item 1.      Description of Business .....................................    1
             Additional Item.  Executive Officers of Registrant

Item 2.      Description of Properties....................................   34

Item 3.      Legal Proceedings............................................   34

Item 4.      Submission of Matters to a Vote of Security Holders..........   34


PART II

Item 5.      Market for Registrant's Common Equity and Related
             Stockholder Matters..........................................   35

Item 6.      Management's Discussion and Analysis or Plan
             of Operations................................................   35

Item 7.      Financial Statements.........................................   35

Item 8.      Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure.......................   35

PART III

Item 9.      Directors, Executive Officers, Promoters and Control Person;
             Compliance with Section 16(a) of the Exchange Act............   36


Item 10.     Executive Compensation.......................................   36

Item 11.     Security Ownership of Certain Beneficial Owners
             and Management...............................................   36

Item 12.     Certain Relationships and Related Transactions...............   36

PART IV

Item 13.     Exhibits and Reports on Form 8-K.............................   37

SIGNATURES................................................................

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

GENERAL

         Lenox Bancorp, Inc. (also referred to as the "Company") was incorporated under Ohio law on July 24, 1995. On July 17, 1996, the Registrant acquired Lenox Savings Bank (the "Bank" or "Lenox") as a part of the Bank's conversion from a mutual to a stock Ohio chartered savings bank. The Registrant is a savings and loan holding company and is subject to regulation by the Office of Thrift Supervision (the "OTS"), the Federal Deposit Insurance Corporation (the "FDIC") and the Securities and Exchange Commission (the "SEC"). Currently, the Registrant does not transact any material business other than through the Bank. The Registrant retained 50% of the net conversion proceeds amounting to $1.89 million which it used to purchase investment securities and fund loan demand. At December 31, 1997, the Company had total assets of $51.5 million and stockholders' equity of $7.0 million (13.5% of total assets).

         The Bank was originally chartered in 1887 as an Ohio building and loan company for the primary purpose of serving the financial needs of the employees of Procter & Gamble. The Bank later converted to an Ohio savings and loan company and in November 1993, converted to an Ohio savings bank under its current name. The Bank conducts its business from its main office located in St. Bernard, Ohio and a branch office located at 3521 Erie Avenue, Cincinnati, Ohio 45208.

         The Bank is primarily engaged in attracting deposits from the general public in its primary market area and investing such deposits and other available funds in mortgage loans secured by one- to four-family residences. At December 31, 1997, the Bank had invested $35.4 million, or 90.7%, of its total loan portfolio in one- to four-family mortgage loans. The Bank also invests in consumer loans. Due to the close ties that have existed between the Bank and Procter & Gamble, the Bank has a high concentration of borrowers and depositors who are Procter & Gamble employees. The Bank has hired a mortgage loan originator to help it attract borrowers and has also begun to market its products and services more aggressively throughout its primary market area. In times of low mortgage demand, the Bank has sought to invest available funds in short-term investment securities including U.S. Government and Agency securities.

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

         The Bank faces significant competition both in making loans and in attracting deposits. The Bank's competitors are the financial institutions operating in its primary market area, many of which are significantly larger and have greater financial resources than the Bank. The Bank's competition for loans comes principally from commercial banks, savings and loan associations, mortgage banking companies, credit unions and insurance companies. Its most direct competition for deposits has historically come from savings and loan associations and commercial banks. The Cincinnati area is the home to many commercial banks and savings institutions. As of December 31, 1997, the Bank estimates that it represented less than 1% of the total assets and market share for loans and deposits, among financial institutions serving the Cincinnati area. In addition, the Bank faces increasing competition for deposits from non-bank institutions such as brokerage firms and insurance companies in such areas as short-term money market funds, corporate and government securities funds, mutual funds and annuities. Competition may also increase as a result of the lifting of restrictions on the interstate operations of financial institutions.

LENDING ACTIVITIES

         GENERAL. Historically, the principal lending activity of the Bank has been the origination of long-term fixed-rate and adjustable rate one- to four-family mortgage loans. To a lesser extent, the Bank originates consumer loans. At December 31, 1997, the Bank had invested $36.2 million, or 92.9% of its total loan portfolio in one- to four-family mortgage loans. The Bank has hired a mortgage loan originator to help it attract borrowers and has also begun to market its products and services more aggressively throughout its primary market area. As of December 31, 1997, the Bank exceeded all regulatory capital requirements.

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

                                                                              AT DECEMBER 31,
                                               ---------------------------------------------------------------------------------
                                                         1997                       1996                        1995
                                               -------------------------  ------------------------------------------------------
                                                               PERCENT                    PERCENT                    PERCENT
                                                 AMOUNT       OF TOTAL       AMOUNT       OF TOTAL      AMOUNT       OF TOTAL
                                               -----------   -----------  ------------   -----------  -----------  -------------
                                                                          (DOLLARS IN THOUSANDS)
REAL ESTATE LOANS:
   One- to four-family(1)...................     $35,855         91.93%      $35,124        93.68%      $30,633         91.76%
   Multi-family.............................         798          2.05            --           --            --            --
   Construction(2)..........................         521          1.34           120         0.32            53           .16
                                                 -------         -----       -------        -----      --------        ------
      Total real estate loans...............     $37,174         95.32        35,244        94.00        30,686         91.92

OTHER LOANS:
   Consumer loans(3)........................       2,092          5.36         2,399         6.39         2,817          8.44
                                                  ------        ------       -------       ------       -------        ------
      Total loans...........................      39,266        100.68        37,643       100.39        33,503        100.36
                                                  ------                      ------                     ------

LESS:
   Deferred loan fees.......................          53          0.14            42         0.11            43           .13
   Loans in process.........................         145          0.37            48         0.13            16           .05
   Allowance for loan losses................          66          0.17            58         0.15            60           .18
                                                 -------        ------      --------       ------      --------        ------
   Total reductions.........................         264           .68           148         0.39           119           .36
                                                 -------        ------       -------       ------       -------        ------
TOTAL LOANS RECEIVABLE, NET.................     $39,002        100.00%      $37,495       100.00%      $33,384        100.00%
                                                 =======        ======       =======       ======       =======        ======

                                                                   AT DECEMBER 31,
                                               -------------------------------------------------------
                                                          1994                         1993
                                               -------------------------------------------------------
                                                                PERCENT                     PERCENT
                                                  AMOUNT       OF TOTAL       AMOUNT        OF TOTAL
                                               ------------   -------------------------   ------------

REAL ESTATE LOANS:
   One- to four-family(1)...................      $29,265         92.60%      $26,112          92.58%
   Multi-family.............................           --            --            --             --
   Construction(2)..........................           --            --           107            .38
                                                  -------        ------       -------         ------
      Total real estate loans...............       29,265         92.60        26,219          92.96

OTHER LOANS:
   Consumer loans(3)........................        2,465          7.80         2,213           7.85
                                                  -------        ------       -------         ------
      Total loans...........................       31,730        100.40        28,432         100.81
                                                   ------                      ------

LESS:
   Deferred loan fees.......................           59           .19            80            .29
   Loans in process.........................           --            --            82            .29
   Allowance for loan losses................           66           .21            66            .23
                                                ---------        ------     ---------         ------
   Total reductions.........................          125           .40           228            .81
                                                 --------        ------      --------         ------
TOTAL LOANS RECEIVABLE, NET.................      $31,605        100.00%      $28,204         100.00%
                                                  =======        ======       =======         ======

---------------------------
(1) Includes second mortgage loans and home equity lines of credit on residential one- to four-family properties.
(2) Construction loans are originated for the construction of residential one- to four-family homes. The Bank approves the borrowers for the end loan financing on all construction loans it originates.
(3) Includes loans secured by automobiles, boats, common stock, savings accounts and unsecured loans.

         LOAN MATURITY. The following table shows the maturity of the Bank's loans at December 31, 1997. The table does not include principal repayments. Principal repayments totaled $8.2 million, $7.3 million and $6.5 million for the years ended December 31, 1997, 1996 and 1995, respectively. At December 31, 1997, all loans held by the Bank were classified as held to maturity. The table does not include the effect of future loan prepayment activity. While the Bank cannot project future loan prepayment activity, the Bank anticipates that in periods of stable interest rates, prepayment activity would be lower than prepayment activity experienced in periods of declining interest rates. In general, the Bank originates adjustable and fixed-rate one- to four-family loans with maturities from 15 to 30 years, one- to four-family loans with balloon features which mature from 5 to 7 years and consumer loans with maturities of up to 5 years.

                                                                        AT DECEMBER 31, 1997
                                                    ---------------------------------------------------------------
                                                       ONE- TO
                                                        FOUR-           MULTI-                        TOTAL LOANS
                                                      FAMILY(1)         FAMILY       CONSUMER(2)       RECEIVABLE
                                                    --------------   ------------   --------------   --------------
                                                                           (IN THOUSANDS)
Amounts due:
  One year or less...............................      $  116          $  --          $   134           $  250
  After one year:
     More than one year to three years...........         703             --            1,119            1,822
     More than three years to five years.........       2,362             --              725            3,087
     More than five years to ten years...........       4,411             --               14            4,425
     More than 10 years to twenty years..........       9,500            798               --           10,298
     More than twenty years......................      19,284             --              100           19,384
                                                       ------          -----            -----           ------
       Total due after December 31, 1998.........      36,260            798            1,958           39,016
                                                       ------          -----            -----           ------
       Total amount due..........................      36,376            798            2,092           39,266
                                                       ------          -----            -----           ------
  Less:
     Undisbursed loan funds......................                                                           53
     Deferred loan fees, net.....................                                                          145
     Allowance for loan losses...................                                                           66
                                                                                                       -------
           Total loans, net......................                                                      $39,002
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

         The following table sets forth at December 31, 1997, the dollar amount of gross loans receivable, contractually due after December 31, 1998, and whether such loans have fixed interest rates or adjustable interest rates.

                                                          Due After December 31, 1998
                                       -----------------------------------------------------------------
                                              Fixed                Adjustable               Total
                                       --------------------   --------------------   -------------------
                                                                (In thousands)
One- to four-family.................         $20,740                $15,520                $36,260
Multi-family........................              --                    798                    798
Consumer............................           1,858                    100                  1,958
                                             -------                -------                -------
   Total loans......................         $22,598                $16,418                $39,016
                                             =======                =======                =======

         LOAN ORIGINATIONS. The following table sets forth the Bank's loan originations, purchases, sales and principal repayment information for the periods indicated:

                                                       For the Year Ended December 31,
                                                 -----------------------------------------
                                                    1997           1996           1995
                                                 -----------   ------------   ------------
                                                              (In thousands)
Gross loans:
Loans receivable, beginning of period..........      $37,553        $33,444        $31,671
Loans originated:
    One- to four-family(1).....................        7,524          9,278          6,201
    Consumer(2)................................        1,360          1,311          2,096
Loans purchased................................          798            884             --
Principal repayments...........................       (8,156)        (7,365)        (6,524)
Other changes, net.............................          (11)             1             --
                                                     -------        -------        -------
    Increase (decrease) in loans receivable....        1,515          4,109          1,773
                                                     -------        -------        -------
Loans receivable, end of period................      $39,068        $37,553        $33,444
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

         At December 31, 1997, the Bank's total loans, net outstanding were $39.0 million, of which $36.4 million or 93.27% of the Bank's total loan portfolio were one- to four-family residential mortgage loans. Of the one- to four-family residential mortgage loans outstanding at that date, 57.4% were fixed-rate loans, and 42.7% were ARM loans. Currently, the interest rate for the Bank's ARM loans are tied to the one and three year Constant Maturity Index ("CMI"). However, in the past, the Bank's index was based upon the monthly national median cost of funds as reported by the OTS, which lags behind CMI and the one year U.S. Treasury index and which results in those loans repricing at interest rates that may be higher or lower than the prevailing market rates. Approximately $5.9 million of the Bank's ARM loans, or 36.4% of the Bank's total ARM loans, are based on that index, which adversely affects the Bank's results of operations in an increasing rate environment because loans may be repricing at a rate that is slower than the Bank's cost of funds. In addition, approximately $3.2 million of the loans tied to the lagging market index bear margins as little as 50 basis points above the lagging market index. The Bank does not intend to offer one- to four-family ARM loans based on a lagging index in the future and has standardized the margin it uses, which is currently at least 2.75%. The Bank currently offers a number of adjustable-rate mortgage loan programs with interest rates which adjust either annually or every 3-year period. Such interest rate adjustments are limited to a 2% annual adjustment cap and a 5% and 6% life-of-the-loan cap for the Bank's 15 year ARMs and 30 year ARMs, respectively. The Bank also offers mortgage loans with balloon features. In general, these loans may be refinanced on the balloon date if the customer completes a new loan application and meets all of the underwriting criteria required of new customers. The Bank currently has no mortgage loans that are subject to negative amortization. Finally, the Bank offers a limited amount of construction loans for the construction of one- to four-family homes that will serve as the primary residence of the borrower. These loans are only made, however, when the Bank will provide the end loan financing.

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

         The Bank also offers second mortgage loans based upon a lagging market index, the monthly national median cost of funds as reported by the OTS. The second mortgage loans are originated as fixed rate loans for the first five years and thereafter adjust on an annual basis. At December 31, 1997, the Bank had second mortgage loans totalling $497,000.

         CONSUMER LENDING. The Bank's portfolio of consumer loans consists of a combination of automobile, boat and common stock and savings secured loans. The Bank also offers unsecured loans up to $5,000 for a maximum three year term. As of December 31, 1997, consumer loans amounted to $2.1 million or 5.36% of the Bank's total loan portfolio. Consumer loans are generally originated in the Bank's primary market area and generally have maturities of one to five years. The consumer loans secured by common stock are originated with terms up to five years and the loan amounts are limited to 80% of the value of the common stock securing the loan. The Bank reviews the loans secured by common stock on a monthly basis and requires that borrowers pledge additional collateral in the event fluctuations in the market value of the pledged common stock results in the value of the collateral dropping below the required loan to value ratio of 80%.

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

         Consumer loans entail greater risks than one- to four-family residential mortgage loans, particularly consumer loans that are secured by rapidly depreciable assets such as automobiles or that are unsecured. In such cases, repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance, since there is a greater likelihood of damage, loss or depreciation of the underlying collateral. Further, consumer loan collections are dependent on the borrower's continuing financial stability, and therefore are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Finally, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans in the event of a default. At December 31, 1997, the Bank had 8 consumer loans totalling $22,000 that were 90 days or more delinquent.

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

         The FDIC, in conjunction with the other federal banking agencies, has adopted an interagency policy statement on the allowance for loan and lease losses. The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate allowances and guidance for banking agency examiners to use in determining the adequacy of general valuation guidelines. Generally, the policy statement recommends that institutions have effective systems and controls to identify, monitor and address asset quality problems; that management has analyzed all significant factors that affect the collectibility of the portfolio in a reasonable manner; and that management has established acceptable allowance evaluation processes that meet the objectives set forth in the policy statement. As a result of the declines in local and regional real estate market values and the significant losses experienced by many financial institutions, there has been a greater level of scrutiny by regulatory authorities of the loan portfolios of financial institutions undertaken as part of the examination of institutions by the FDIC. While the Bank believes that it has established an adequate allowance for loan losses, there can be no assurance that regulators, in reviewing the Bank's loan portfolio, will not request the Bank to materially increase at that time its allowance for loan losses, thereby negatively affecting the Bank's financial condition and earnings at that time. Although management believes that adequate specific and general loan loss allowances have been established, actual losses are dependent upon future events and, as such, further additions to the level of specific and general loan loss allowances may become necessary.

         The President of the Bank reviews the Bank's loans on a monthly basis and classifies loans on a quarterly basis and reports the results of her review to the Board of Directors. The Bank classifies loans in accordance with the management guidelines described above. At December 31, 1997, the Bank had no real estate owned as a result of foreclosure ("REO"). At December 31, 1997, the Bank had $160,000 of assets classified as Special Mention, $71,000 of assets classified as Substandard, and $2,000 classified as Doubtful or Loss.

         The following table sets forth delinquencies in the Bank's loan portfolio as of the dates indicated:

                                                              At December 31, 1997                         At December 31, 1996
                                             -------------------------------------------------------    --------------------------
                                                     60-89 Days                 90 Days or More                60-89 Days
                                             ---------------------------   -------------------------    -------------------------
                                                              Principal                   Principal                   Principal
                                                Number         Balance       Number        Balance       Number        Balance
                                               of Loans       of Loans      of Loans      of Loans      of Loans       of Loans
                                             ------------    -----------   -----------   -----------    ---------    ------------
                                                                             (Dollars in thousands)
One- to four-family.......................         1            $52             4          $152            2             $90
Consumer..................................         6             18             8            22            6              25
                                                 ---           ----           ---        ------          ---             ---
         Total............................         7            $70            12          $174            8            $115
                                                 ===            ===           ===          ====          ===            ====

Delinquent loans to total gross loans.....                     .18%                        .44%                        0.31%


                                               At December 31, 1996
                                             ------------------------
                                                 90 Days or More
                                             ------------------------
                                                           Principal
                                               Number       Balance
                                              of Loans     of Loans
                                             ----------   -----------
                                              (Dollars in thousands)
One- to four-family.......................       3           $95
Consumer..................................       8            14
                                                --           ---
         Total............................      11          $109
                                                ==          ====

Delinquent loans to total gross loans.....                 0.29%

                                                              At December 31, 1995
                                             -------------------------------------------------------
                                                     60-89 Days                 90 Days or More
                                             ---------------------------   -------------------------
                                                              Principal                   Principal
                                                Number         Balance       Number        Balance
                                               of Loans       of Loans      of Loans      of Loans
                                             ------------    -----------   -----------   -----------
                                                             (Dollars in thousands)
One- to four-family.......................         4           $116             2          $ 66
Consumer..................................        10             20            11            23
                                                  --            ---            --           ---
         Total............................        14           $136            13           $89
                                                  ==           ====            ==           ===

Delinquent loans to total gross loans.....                     .41%                        .27%

         NON-ACCRUAL AND PAST-DUE LOANS. The following table sets forth information regarding loans contractually past due 90 days or more. At such date, there were no accruing loans past due 90 days or more. If all non-accrual loans had been performing in accordance with their original term and had been outstanding from the earlier of the beginning of the period or origination, the Bank would have interest income of $8,647, $3,303, $3,146, $7,470, and $5,008 for the years ended December 31, 1997, 1996, 1995, 1994 and 1993, respectively. The Bank had no troubled debt restructurings within the meaning of SFAS No. 15 at any of the dates indicated.

                                                                             At December 31,
                                              -----------------------------------------------------------------------------
                                                  1997            1996            1995             1994            1993
                                              -------------    -----------    ------------     ------------    ------------
                                                                          (Dollars in thousands)
Non-accrual one- to four-family loans
  delinquent 90 days or more............          $152          $  95             $66              $88            $109
Non-accrual consumer loans
  delinquent 90 days or more............            22             14              23                5               1
                                                  ----           ----             ---              ---            ----
Total non-performing loans..............           174            109              89               93             110
Total investment in REO.................            --             --              --               --              --
                                                  ----           ----             ---              ---            ----
    Total non-performing assets.........          $174           $109             $89              $93            $110
                                                  ====           ====             ===              ===            ====
Non-performing loans to total loans.....           .45%           .29%            .27%             .29%            .39%
Non-performing assets to total assets...           .34            .23             .31              .23             .26

         ALLOWANCE FOR LOAN LOSSES. The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risks inherent in its loan portfolio and the general economy. The allowance for loan losses is maintained at an amount management considers adequate to cover estimated losses in loans receivable which are deemed probable and estimable based on information available to management at such time. While management believes the Bank's allowance for loan losses is sufficient to cover losses inherent in its loan portfolio at this time, no assurances can be given that the Bank's level of allowance for loan losses will be sufficient to cover future loan losses incurred by the Bank or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for loan losses. The allowance is based upon a number of factors, including asset classifications, economic trends, industry experience and trends, industry and geographic concentrations, estimated collateral values, management's assessment of the credit risk inherent in the portfolio, historical loan loss experience, and the Bank's underwriting policies. As of December 31, 1997, the Bank's allowance for loan losses was .17% of total loans as compared to .15% as of December 31, 1996. The Bank had $174,000 of nonperforming loans at December 31, 1997 and $109,000 at December 31, 1996. The Bank will continue to monitor and modify its allowances for loan losses as conditions dictate. Various regulatory agencies, as an integral part of their examination process, periodically review the Bank's valuation allowance. These agencies may require the Bank to establish additional valuation allowances, based on their judgments of the information available at the time of the examination.

         At December 31, 1997, the Bank had no REO. For a description of how the Bank would treat REO, see the Financial Statements and Notes thereto appearing elsewhere in this Form 10-K.

         The following table sets forth activity in the Bank's allowance for loan losses for the periods set forth in the table.

                                                                       At or For the Year Ended December 31,
                                                         ------------------------------------------------------------------
                                                            1997          1996          1995          1994         1993
                                                         -----------   -----------   -----------   ----------   -----------
                                                                               (Dollars in thousands)
Allowance for loan losses:
Balance at beginning of period........................        $58           $60           $66          $66           $57
Provision (credit) for loan losses....................         10            --            (2)          --             6
Charge-offs:
    Consumer..........................................          3             4             5            1            --
                                                              ---            --            --           --           ---
       Total charge-offs..............................          3             4             5            1            --
Recoveries:
    Consumer..........................................          1             2             1            1             3
                                                              ---           ---            --           --           ---
       Total recoveries...............................          1             2             1            1             3
                                                              ---           ---            --          ---           ---
Net charge-offs.......................................          2             2             4           --            (3)
                                                              ---           ---            --          ---
Balance at end of period..............................        $66           $58           $60          $66           $66
                                                              ===           ===           ===          ===           ===
Ratio of net loan charge-offs
   during the period to average
   loans outstanding during period....................        .01%          .01%          .01%          --%         (.01)%
Ratio of allowance for loan losses
   to gross loans at end of period....................        .17           .15           .18          .21           .23
Ratio of allowance for loan losses
   to non-performing loans
   at end of period...................................      37.93         53.21         66.67        71.17         59.86

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

                                                                   AT DECEMBER 31,
                          ----------------------------------------------------------------------------------------------
                                              1997                                             1996
                          ---------------------------------------------   ----------------------------------------------
                                           PERCENT OF      PERCENT OF                     PERCENT OF       PERCENT OF
                                           ALLOWANCE        LOANS IN                      ALLOWANCE         LOANS IN
                                            TO TOTAL     EACH CATEGORY                     TO TOTAL      EACH CATEGORY
                             AMOUNT        ALLOWANCE     TO TOTAL LOANS      AMOUNT       ALLOWANCE      TO TOTAL LOANS
                          -------------   ------------   --------------   ------------   ------------   ----------------
                                                               (DOLLARS IN THOUSANDS)
One- to four-family....        $34            51.51%           94.67%           $20          34.48%             93.63%
Consumer...............         32            48.49             5.33             38          65.52               6.37
                               ---            -----           ------            ---         ------             ------
  Total allowance for
       loan losses.....        $66           100.00%          100.00%           $58         100.00%            100.00%
                               ===           ======           ======            ===         ======             ======

                                           AT DECEMBER 31,
                             -------------------------------------------
                                                1995
                             -------------------------------------------
                                           PERCENT OF       PERCENT OF
                                            ALLOWANCE     LOANS IN EACH
                                            TO TOTAL         CATEGORY
                               AMOUNT       ALLOWANCE     TO TOTAL LOANS
                             -----------  -------------   --------------
                                      (DOLLARS IN THOUSANDS)

One- to four-family....           $20          33.33%           91.59%
Consumer...............            40          66.67             8.41
                                   --          -----            -----
  Total allowance for
       loan losses.....           $60         100.00%          100.00%
                                  ===         ======           ======


                                                                 AT DECEMBER 31,
                           --------------------------------------------------------------------------------------------
                                               1994                                           1993
                           --------------------------------------------   ---------------------------------------------
                                          PERCENT OF      PERCENT OF                      PERCENT OF       PERCENT OF
                                           ALLOWANCE     LOANS IN EACH                    ALLOWANCE      LOANS IN EACH
                                           TO TOTAL       CATEGORY TO                      TO TOTAL         CATEGORY
                              AMOUNT       ALLOWANCE      TOTAL LOANS        AMOUNT       ALLOWANCE      TO TOTAL LOANS
                           ------------  -------------  ---------------   ------------   ------------    --------------
                                                              (DOLLARS IN THOUSANDS)
One- to four-family.....       $20          30.30%           92.23%           $20          30.30%            92.22%
Consumer................        46          69.70             7.77             46          69.70              7.78
                               ---         ------             ----            ---         ------              ----
  Total allowance for
    loan losses.........       $66         100.00%          100.00%           $66         100.00%           100.00%
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

         At December 31, 1997, the Bank had a total of $11.2 million in certificates of deposit, other interest earning deposits, corporate notes, federal funds and other investment and mortgage-backed securities. At December 31, 1997, all investment and mortgage-backed securities were classified as available for sale. Included in this total, at December 31, 1997, the Bank had $4.3 million in U.S. Government and agencies securities and $1.0 million in mortgage-backed securities. Collaterialized mortgage obligations of $4.8 million are classified as held to maturity. Investments in mortgage-backed securities involve a risk that actual prepayments will exceed prepayments estimated over the life of the security which may result in a loss of any premium paid for such instruments thereby reducing the net yield on such securities. In addition, if interest rates increase, the market value of such securities may be adversely affected which, in turn, would adversely affect stockholders' equity to the extent such securities are held for sale. The Bank may invest in mortgage-backed securities in the future.

         The following table sets forth certain information regarding the carrying and market values of the Bank's federal funds sold and other short-term investments and investment securities at the dates indicated:

                                                                  AT DECEMBER 31,
                                    ---------------------------------------------------------------------------
                                              1997                     1996                      1995
                                    ------------------------  -----------------------  ------------------------
                                     AMORTIZED       FAIR      AMORTIZED      FAIR      AMORTIZED       FAIR
                                       COST         VALUE        COST        VALUE         COST        VALUE
                                    -----------   ----------  -----------  ----------  ------------  ----------
                                                                  (IN THOUSANDS)
Certificates of deposit(1)......        $   173      $   173       $  162      $  162        $  151      $  151
Other interest-earning deposits.            162          162          357         357           164         164
Investment securities:
   Corporate notes..............             --           --           --          --           455         456
   Federal funds................             84           84          364         364            97          97
   FHLB stock...................            625          625          436         436           407         407
   U.S. government obligations..          4,294        4,291        6,193       6,089         5,567       5,625
   Mutual Funds.................             26           26           14          14             1           1
   Mortgage-backed securities(2)          5,792        5,791        1,148       1,148         1,024       1,082
                                      ---------    ---------      -------     -------         -----       -----
      Total.....................        $11,156      $11,152       $8,674      $8,570        $7,866      $7,983
                                        =======      =======       ======      ======        ======      ======

----------------------------
(1) Includes certificates of deposit with original maturities of greater than 90 days.
(2) Includes mortgage-backed securities and collateralized mortgage obligations.

         The table below sets forth certain information regarding the carrying value, weighted average yields and contractual maturities of the Bank's certificates of deposit, other interest-bearing deposits and investment securities as of December 31, 1997.

                                                                        AT DECEMBER 31, 1997
                                           -------------------------------------------------------------------------------
                                                                            MORE THAN ONE              MORE THAN FIVE
                                               ONE YEAR OR LESS          YEAR TO FIVE YEARS          YEARS TO TEN YEARS
                                           ------------------------   -------------------------   ------------------------
                                                         WEIGHTED                    WEIGHTED                   WEIGHTED
                                            CARRYING      AVERAGE      CARRYING      AVERAGE       CARRYING      AVERAGE
                                             VALUE         YIELD        VALUE         YIELD          VALUE        YIELD
                                           ----------   -----------   ----------   ------------   -----------  -----------
                                                                       (DOLLARS IN THOUSANDS)
Certificates of Deposit(1)..............     $  --            --%       $ 173          5.98%        $   --           --%
Other interest-bearing deposits.........       162          5.90           --            --             --           --
Investment securities:
     U.S. government obligations........        --            --           --            --          2,096         6.97
     Federal funds......................        84          5.85           --            --             --           --
     Mutual funds.......................        26          5.20           --            --             --           --
     FHLB stock.........................        --            --           --            --             --           --
     Mortgage-backed securities.........         1          9.57           --            --            208         7.69
                                             -----                       ----                       ------
       Total............................     $ 273          5.80%       $ 173          5.98%        $2,304         7.04%
                                             =====                      =====                       ======

                                                             AT DECEMBER 31, 1997
                                            ---------------------------------------------------

                                              MORE THAN TEN YEARS               TOTAL
                                            -----------------------   -------------------------
                                                         WEIGHTED                    WEIGHTED
                                             CARRYING     AVERAGE      CARRYING      AVERAGE
                                              VALUE        YIELD         VALUE        YIELD
                                            ----------  -----------   -----------  ------------
                                                            (DOLLARS IN THOUSANDS)
Certificates of Deposit(1)..............      $   --           --%      $   173          5.98%
Other interest-bearing deposits.........          --           --           162          5.90
Investment securities:
     U.S. government obligations........       2,198         7.29         4,294          7.13
     Federal funds......................          --           --            84          5.85
     Mutual funds.......................          --           --            26          5.20
     FHLB stock.........................         625         7.50           625          7.50
     Mortgage-backed securities.........       5,583         6.84         5,792          6.85
                                              ------                    -------
       Total............................      $8,406         7.01%      $11,156          6.97%
                                              ======                    =======

-----------------------------
(1) Includes certificates of deposit with original maturities of greater than 90 days.
(2) Include mortgage-backed securities and collaterialized mortgage obligations.

SOURCE OF FUNDS

         GENERAL. Deposits, loan repayments and prepayments, and cash flows generated from operations are the primary source of the Bank's funds for use in lending, investing and for other general purposes. The Bank also relies upon advances from the FHLB.

         DEPOSITS. The Bank offers a variety of deposit accounts with a range of interest rates and terms. For the year ended December 31, 1997, certificates of deposit constituted 67.10% of total average deposits.

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

         The following table presents the deposit activity of the Bank for the periods indicated.

                                          -----------------------------------------------
                                               1997            1996             1995
                                          --------------   -------------   --------------
Balance beginning of period............      $32,551         $33,669          $35,526
   Net increase (decrease)
      before interest credited.........       (2,171)         (2,772)          (3,506)
   Interest credited...................        1,487           1,604            1,649
                                             -------         -------          -------
       Balance end of period...........      $31,867         $32,551          $33,669
                                             =======         =======          =======

         At December 31 , 1997, the Bank had $4.0 million in certificate accounts in amounts of $100,000 or more maturing as follows:

                                                                                 WEIGHTED
                   MATURITY PERIOD                           AMOUNT            AVERAGE RATE
                   ---------------                        ------------      ------------------
                                                                (DOLLARS IN THOUSANDS)
Three months or less.................................           $709                   6.56%
Over three through six months........................            104                   4.89
Over six through 12 months...........................            213                   6.02
Over 12 months.......................................          2,973                   6.42
                                                               -----
         Total.......................................         $3,999                   6.39
                                                              ======

         The following table sets forth the distribution of the Bank's average deposit accounts for the periods indicated and the weighted average interest rates on each category of deposits presented.

                                                    FOR THE YEAR ENDED DECEMBER 31,
                    -----------------------------------------------------------------------------------------------
                                 1997                             1996                            1995
                    -------------------------------  ------------------------------  ------------------------------
                                PERCENT                         PERCENT                        PERCENT
                                OF TOTAL  WEIGHTED              OF TOTAL  WEIGHTED             OF TOTAL   WEIGHTED
                     AVERAGE    AVERAGE    AVERAGE    AVERAGE   AVERAGE    AVERAGE   AVERAGE   AVERAGE     AVERAGE
                     BALANCE    DEPOSITS    RATE      BALANCE   DEPOSITS    RATE     BALANCE   DEPOSITS     RATE
                    ----------  --------  ---------  ---------  --------  ---------  -------   --------   ---------
                                                        (DOLLARS IN THOUSANDS)
Statement savings
   accounts......    $ 5,113     16.42%      2.60%   $ 6,047     17.67%    2.58%   $ 5,805      16.94%     2.68%
NOW and Money
    Market
   accounts......      5,131     16.48       2.75      5,281     15.43     2.46      5,155      15.05      2.47
Total certificate
    accounts.....     20,890     67.10       5.81     22,896     66.90     5.75     23,299      68.01      5.87
                     -------   -------               -------    ------             -------     ------
Total average
deposits.........    $31,134    100.00%      4.78%   $34,224    100.00%     4.68   $34,259     100.00%     4.81%
                     =======   =======               =======    ======             =======     ======

         The following table presents, by various rate categories, the amount of certificate accounts outstanding at the dates indicated and the periods to maturity of the certificate accounts outstanding at December 31, 1997, 1996 and 1995.

                                                                  PERIOD TO MATURITY FROM DECEMBER 31, 1997
                                           ---------------------------------------------------------------------------------------

                                              LESS THAN           ONE TO            TWO TO           THREE TO          FOUR TO
                                               ONE YEAR          TWO YEARS        THREE YEARS       FOUR YEARS        FIVE YEARS
                                           ----------------   ---------------   ---------------   ---------------   --------------
                                                                                 (IN THOUSANDS)
Certificate accounts(1):
0 to 4.00%...............................      $    --            $   --            $   --            $   --           $   --
4.01 to 5.00%............................          217                --                --                --               --
5.01 to 6.00%............................        9,550             2,688             1,054             1,176            1,069
6.01 to 7.00%............................        2,319             1,711             1,086               147               46
7.01 to 8.00%............................           --               398               160                --               --
8.01 to 9.00%............................           --                --                --                --               --
Over 9.01%...............................           --                --                --                --               --
                                               -------           -------           -------           -------          -------

   Total.................................      $12,086            $4,797            $2,300            $1,323           $1,115
                                               =======            ======            ======            ======           ======

                                                               AT DECEMBER 31,
                                               ------------------------------------------------


                                                    1997             1996             1995
                                               --------------   -------------------------------
                                                               (IN THOUSANDS)
Certificate accounts(1):
0 to 4.00%...............................        $    --          $    --          $    --
4.01 to 5.00%............................            217              412              797
5.01 to 6.00%............................         15,537           16,122           12,972
6.01 to 7.00%............................          5,309            5,187            7,944
7.01 to 8.00%............................            558              149              753
8.01 to 9.00%............................             --               --               --
Over 9.01%...............................             --               --               --
                                                 -------          -------          -------

   Total.................................        $21,621          $21,870          $22,466
                                                 =======          =======          =======

-------------------------
(1) Certificates of deposit include IRA accounts of $8,768, $9,430 and $9,899 as of December 31, 1997, 1996 and 1995, respectively.

BORROWINGS

         At December 31, 1997, the Bank had $7.0 million in outstanding advances from the FHLB and had no other borrowings. The FHLB advances are used by the Bank to fund assets, including loan originations. The majority of FHLB advances bear fixed rates and have terms of one year or less. The maximum amount that the FHLB will advance to member institutions, including the Bank, fluctuates from time to time in accordance with current regulations. The Bank may obtain additional advances from the FHLB as part of its operating strategy.

         The following table sets forth certain information regarding the Bank's borrowed funds at or for the periods ended on the dates indicated:

                                                                             AT OR FOR THE YEAR
                                                                             ENDED DECEMBER 31,
                                                              -------------------------------------------------
                                                                    1997             1996             1995
                                                              ----------------  --------------   --------------
                                                                           (DOLLARS IN THOUSANDS)
FHLB advances:
  Average balance outstanding..............................       $ 9,499          $5,924           $3,199
  Maximum amount outstanding at any
       month-end during the period.........................        12,287           7,007            5,806
  Balance outstanding at end of period.....................        12,287           7,007            5,327
  Weighted average interest rate during the period.........          5.70%           5.77%            6.16%
  Weighted average interest rate at end of period..........          5.78%           5.73%            6.09%

PERSONNEL

         As of December 31, 1997, the Bank had 14 full-time employees and one part-time employee. The employees are not represented by a collective bargaining unit, and the Bank considers its relationship with its employees to be good.

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

FDIC REGULATIONS

         CAPITAL REQUIREMENTS. The FDIC has adopted risk-based capital guidelines to which the Bank is subject. The guidelines establish a systematic analytical framework that makes regulatory capital requirements more sensitive to differences in risk profiles among banking organizations. The Bank is required to maintain certain levels of regulatory capital in relation to regulatory risk-weighted assets. The ratio of such regulatory capital to regulatory risk-weighted assets is referred to as the Bank's "risk-based capital ratio." Risk-based capital ratios are determined by allocating assets and specified off-balance sheet items to four risk-weighted categories ranging from 0% to 100%, with higher levels of capital being required for the categories perceived as representing greater risk.

         These guidelines divide a savings bank's capital into two tiers. The first tier ("Tier I") includes common equity, retained earnings, certain non-cumulative perpetual preferred stock (excluding auction rate issues) and minority interests in equity accounts of consolidated subsidiaries, less goodwill and other intangible assets (except mortgage servicing rights and purchased credit card relationships subject to certain limitations). Supplementary ("Tier II") capital includes, among other items, cumulative perpetual and long-term limited-life preferred stock, mandatory convertible securities, certain hybrid capital instruments, term subordinated debt and the allowance for loan and lease losses limited to a maximum of 1.25% of risk weighted assets, subject to certain limitations, less required deductions. Savings banks are required to maintain a total risk-based capital ratio of 8%, of which at least 4% must be Tier I capital.

         In addition, the FDIC has established regulations prescribing a minimum Tier I leverage ratio (Tier I capital to adjusted total assets as specified in the regulations). These regulations provide for a minimum Tier I leverage ratio of 3% for banks that meet certain specified criteria, including that they have the highest examination rating and are not experiencing or anticipating significant growth. All other banks are required to maintain a Tier I leverage ratio of 3% plus an additional cushion of at least 100 to 200 basis points. The federal banking agencies, including the FDIC, have proposed a uniform minimum Tier 1 leverage ratio of 4% for all but the highest rated banks. The FDIC may, however, set higher capital requirements on individual institutions when particular circumstances warrant. Savings banks experiencing or anticipating significant growth are expected to maintain capital ratios, including tangible capital positions, well above the minimum levels.

         The following is a summary of the Bank's regulatory capital at December 31, 1997:

            GAAP Capital to Total Assets.........................    13.5%
            Total Capital to Risk-Weighted Assets................    11.9%
            Tier I Leverage Ratio................................    23.8%

         In August 1995, the FDIC, along with the other federal banking agencies, adopted a regulation providing that the agencies will take account of the exposure of a bank's capital and economic value to changes in interest rate risk in assessing a bank's capital adequacy. According to the agencies, applicable considerations include the quality of the bank's interest rate risk management process, the overall financial condition of the bank and the level of other risks at the bank for which capital is needed. Institutions with significant interest rate risk may be required to hold additional capital. The agencies also have issued a joint policy statement providing guidance on interest rate risk management, including a discussion of the critical factors affecting the agencies' evaluation of interest rate risk in connection with capital adequacy. The agencies have determined not to proceed with a previously issued proposal to develop a supervisory framework for measuring interest rate risk and an explicit capital component for interest rate risk.

         DIVIDEND LIMITATIONS. The FDIC has authority to use its enforcement powers to prohibit a savings bank from paying dividends if, in its opinion, the payment of dividends would constitute an unsafe or unsound practice. Under Ohio law, the Company and the Bank are prohibited from paying a dividend which would result in insolvency. Ohio law requires the Bank to obtain Division approval before payment of dividends in excess of net profits for the current and two prior fiscal years, with certain adjustments. Federal law prohibits the payment of dividends by a bank that will result in the bank failing to meet applicable capital requirements on a pro forma basis. Additionally, the Bank, as a subsidiary of a savings and loan holding company, is required to provide the OTS with 30 days prior written notice before declaring any dividend. The Bank's Plan of Conversion also restricts the Bank's payment of dividends in the event the dividend would impair the liquidation account established in connection with the Conversion.

         STANDARDS FOR SAFETY AND SOUNDNESS. Federal law requires each federal banking agency to prescribe for depository institutions under its jurisdiction standards relating to, among other things, internal controls; information systems and audit systems; loan documentation; credit underwriting; interest rate risk exposure; asset growth; compensation, fees and benefits; and such other operational and managerial standards as the agency deems appropriate. The federal banking agencies adopted final regulations and Interagency Guidelines Prescribing Standards for Safety and Soundness (the "Guidelines") to implement these safety and soundness standards. The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The Guidelines address internal controls and information systems; internal audit system; credit underwriting; loan documentation; interest rate risk exposure; asset growth; asset quality; earnings and compensation; fees and benefits. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the Guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard, as required by the Federal Deposit Insurance Act, as amended (the "FDI Act"). The final regulation establishes deadlines for the submission and review of such safety and soundness compliance plans.

         LIQUIDITY. FDIC policy requires that savings banks maintain an average daily balance of liquid assets (cash, certain time deposits, bankers' acceptances and specified United States government, state or federal agency obligations) in an amount which it deems adequate to protect the safety and soundness of the savings bank. The FDIC currently has no specific level which is required.

PROMPT CORRECTIVE REGULATORY ACTION

         Federal law requires, among other things, that federal bank regulatory authorities take "prompt corrective action" with respect to banks that do not meet minimum capital requirements. For these purposes, the law establishes five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. At December 31, 1997, the Bank was categorized as "well capitalized."

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

         Subject to a narrow exception, the banking regulator is required to appoint a receiver or conservator for an institution that is "critically undercapitalized." The regulation also provides that a capital restoration plan must be filed with the OTS within 45 days of the date a savings institution receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Compliance with the plan must be guaranteed by any parent holding company. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The OTS could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

         INSURANCE OF DEPOSIT ACCOUNTS. Deposits of the Bank are presently insured by the SAIF. On September 30, 1996, the President signed into law the Deposit Insurance Funds Act of 1996 (the "Funds Act") which, among other things, imposed a special one-time assessment on SAIF member institutions, including the Bank, to recapitalize the SAIF. The SAIF was undercapitalized due primarily to a statutory requirement that SAIF members make payments on bonds issued in the late 1980s by the Financing Corporation ("FICO") to recapitalize the predecessor to the SAIF. As required by the Funds Act, the FDIC imposed a special assessment of 65.7 basis points on SAIF assessable deposits held as of March 31, 1995, payable November 27, 1996 (the "SAIF Special Assessment"). The SAIF Special Assessment was recognized by the Bank as an expense in the quarter ended September 30, 1996 and was generally tax deductible. The SAIF Special Assessment recorded by the Bank amounted to $225,000 on a pre-tax basis and $148,000 on an after-tax basis.

         The Funds Act also spreads the obligations for payment of the FICO bonds across all SAIF and Bank Insurance Fund ("BIF") members. The BIF is the fund which primarily insures commercial bank deposits. Beginning on January 1, 1997, BIF deposits were assessed for a FICO payment of approximately 1.3 basis points, while SAIF deposits pay approximately 6.4 basis points. Full pro rata sharing of the FICO payments between BIF and SAIF members will occur on the earlier of January 1, 2000 or the date the BIF and SAIF are merged. The Funds Act specifies that the BIF and SAIF will be merged on January 1, 1999, provided no savings associations remain as of that time.

         As a result of the Funds Act, the FDIC voted to effectively lower SAIF assessments to 0 to 27 basis points as of January 1, 1997, a range comparable to that of BIF members. SAIF members will also continue to make the FICO payments described above. Management cannot predict the level of FDIC insurance assessments on an on-going basis, whether the savings association charter will be eliminated or whether the BIF and SAIF will eventually be merged.

         The Bank's assessment rate for fiscal 1997 ranged from 6.3 to 6.5 basis points and the premium paid for this period was $21,000. A significant increase in SAIF insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank.

         Under the FDI Act, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the OTS. The management of the Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

         THRIFT RECHARTERING LEGISLATION. The Funds Act provides that the BIF and SAIF will merge on January 1, 1999 if there are no more savings associations as of that date. Various proposals to eliminate the federal thrift charter, create a uniform financial institutions charter and abolish the OTS have been introduced in Congress. Some bills would require federal savings institutions to convert to a national bank or some type of state charter by a specified date under some bills, or they would automatically become national banks. Under some proposals, converted federal thrifts would generally be required to conform their activities to those permitted for the charter selected and divestiture of nonconforming assets would be required over a two year period, subject to two possible one year extensions. State chartered thrifts would become subject to the same federal regulation as applies to state commercial banks. A more recent bill passed by the House Banking Committee would allow savings institutions to continue to exercise activities being conducted when they convert to a bank regardless of whether a national bank could engage in the activity. Holding companies for savings institutions would become subject to the same regulation as holding companies that control commercial banks, with some limited grandfathering, including savings and loan holding company activities. The grandfathering would be lost under certain circumstances such as a change in control of the Company. The Bank is unable to predict whether such legislation would be enacted or the extent to which the legislation would restrict or disrupt its operations.

         TRANSACTIONS WITH RELATED PARTIES. The Bank's authority to engage in transactions with related parties or "affiliates" (E.G., any company that controls or is under common control with an institution, including the Company and its non-savings institution subsidiaries) is limited by Sections 23A and 23B of the Federal Reserve Act ("FRA"). Section 23A limits the aggregate amount of covered transactions with any individual affiliate to 10% of the capital and surplus of the savings institution. The aggregate amount of covered transactions with all affiliates is limited to 20% of the savings institution's capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in Section 23A and the purchase of low quality assets from affiliates is generally prohibited. Section 23B generally provides that certain transactions with affiliates, including loans and asset purchases, must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.

         The Bank's authority to extend credit to executive officers, directors and 10% shareholders ("insiders"), as well as entities such persons control, is governed by Sections 22(g) and 22(h) of the FRA and Regulation O thereunder. Among other things, such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and to not involve more than the normal risk of repayment. Recent legislation created an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. Regulation O also places individual and aggregate limits on the amount of loans the Bank may make to insiders based, in part, on the Bank's capital position and requires certain board approval procedures to be followed.

         ENFORCEMENT. Under the FDI Act, the FDIC has primary enforcement responsibility over the Bank and has the authority to bring actions against the institution and all institution-affiliated parties, including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors to institution of receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or even $1 million per day in especially egregious cases. Federal law also establishes criminal penalties for certain violations.

         STANDARDS FOR SAFETY AND SOUNDNESS. The federal banking agencies have adopted Interagency Guidelines Prescribing Standards for Safety and Soundness ("Guidelines") and a final rule to implement safety and soundness standards required under the FDI Act. The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The standards set forth in the Guidelines address internal controls and information systems; internal audit system; credit underwriting; loan documentation; interest rate risk exposure; asset growth; asset quality; earnings; and compensation, fees and benefits. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the Guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard, as required by the FDI Act. The final rule establishes deadlines for the submission and review of such safety and soundness compliance plans when such plans are required.

FEDERAL RESERVE SYSTEM

         The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve Board regulations generally required for most of 1997 that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $49.3 million or less (subject to adjustment by the Federal Reserve Board) the reserve requirement was 3%; and for accounts aggregating greater than $49.3 million, the reserve requirement was $1.48 million plus 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) against that portion of total transaction accounts in excess of $49.3 million. The first $4.4 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) were exempted from the reserve requirements. The Bank maintained compliance with the foregoing requirements. For 1998, the Federal Reserve Board has decreased from $49.3 to $47.8 million the amount of transaction accounts subject to the 3% reserve requirement and to increase the amount of exempt reservable balances from $4.4 million to $4.7 million. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements imposed by the OTS.

HOLDING COMPANY REGULATION

         The Company is a nondiversified unitary savings and loan holding company within the meaning of the HOLA. As a unitary savings and loan holding company, the Company generally is not restricted under existing laws as to the types of business activities in which it may engage, provided that the Bank continues to be a qualified thrift lender ("QTL") for purposes of the federal regulations. Upon any non-supervisory acquisition by the Company of another savings association as a separate subsidiary, the Company would become a multiple savings and loan holding company and would be subject to extensive limitations on the types of business activities in which it could engage. The HOLA limits the activities of a multiple savings and loan holding company and its non-insured institution subsidiaries primarily to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act ("BHC Act"), subject to the prior approval of the OTS, and to other activities authorized by OTS regulation. Multiple savings and loan holding companies are prohibited from acquiring or retaining, with certain exceptions, more than 5% of a non-subsidiary holding company, or a non-subsidiary company engaged in activities other than those permitted by the HOLA. Recently proposed legislation would treat all savings and loan holding companies as bank holding companies and would limit the activities of such companies to those permissible for bank holding companies.

         The HOLA prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of the voting stock of another savings institution or holding company thereof, or from acquiring such an institution or company by merger, consolidation or purchase of its assets, without prior written approval of the OTS or acquiring or retaining control of a depository institution that is not insured by the FDIC. In evaluating applications by holding companies to acquire savings institutions, the OTS must consider the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the insurance funds, the convenience and needs of the community and competitive factors.

         The OTS is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, except: (i) interstate supervisory acquisitions by savings and loan holding companies and (ii) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

         In order to elect and continue to be regulated as a savings and loan holding company by the OTS (rather than as a bank holding company by the Federal Reserve Board), the Bank must continue to qualify as a QTL. In order to qualify as a QTL, the Bank must maintain compliance with a Qualified Thrift Lender Test ("QTL Test"). Under the QTL Test, a savings institution is required to maintain at least 65% of its "portfolio assets" (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and
(iii) the value of property used to conduct business) in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed and related securities) in at least 9 months out of each 12 month period. A holding company of a savings institution that fails the QTL Test must either convert to a bank holding company and thereby become subject to the regulation and supervision of the Federal Reserve Board, or operate under certain restrictions. As of December 31, 1997, the Bank maintained in excess of 85% of its portfolio assets in qualified thrift investments. The Bank also met the QTL Test in each of the prior 12 months and, therefore, met the QTL Test. Recent legislative amendments have broadened the scope of "qualified thrift investments" that go toward meeting the QTL Test to fully include credit card loans, student loans and small business loans. A savings association may also satisfy the QTL Test by qualifying as a "domestic building and loan association" as defined in the Internal Revenue Code of 1986 (the "Code").

                           FEDERAL AND STATE TAXATION

FEDERAL TAXATION

         GENERAL. The Company and the Bank report their income on a consolidated basis using the accrual method of accounting, and are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank's reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank or the Company. The Bank has not been audited by the IRS during the past five years. For its 1997 taxable year, the Bank is subject to a maximum federal income tax rate of 34%.

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

         DISTRIBUTIONS. Under the 1996 Act, if the Bank makes "non-dividend distributions" to the Company, such distributions will be considered to have been made from the Bank's unrecaptured tax bad debt reserves (including the balance of its reserves as of December 31, 1987) to the extent thereof, and then from the Bank's supplemental reserve for losses on loans, to the extent thereof, and an amount based on the amount distributed (but not in excess of the amount of such reserves) will be included in the Bank's income. Non- dividend distributions include distributions in excess of the Bank's current and accumulated earnings and profits, as calculated for federal income tax purposes, distributions in redemption of stock, and distributions in partial or complete liquidation. Dividends paid out of the Bank's current or accumulated earnings and profits will not be so included in the Bank's income.

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

         CORPORATE ALTERNATIVE MINIMUM TAX. The Code imposes a tax on alternative minimum taxable income ("AMTI") at a rate of 20%. The excess of the bad debt reserve deduction using the percentage of taxable income method over the deduction that would have been allowable under the experience method is treated as a preference item for purposes of computing the AMTI. Only 90% of AMTI can be offset by net operating loss carryovers of which the Bank currently has none. AMTI is increased by an amount equal to 75% of the amount by which the Bank's adjusted current earnings exceeds its AMTI (determined without regard to this preference and prior to reduction for net operating losses). In addition, for taxable years beginning after December 31, 1986 and before January 1, 1996, an environmental tax of .12% of the excess of AMTI (with certain modifications) over $2.0 million is imposed on corporations, including the Bank, whether or not an Alternative Minimum Tax ("AMT") is paid. The Bank does not expect to be subject to the AMT, but may be subject to the environmental tax liability.

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

         In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." This statement establishes accounting and reporting standards for stock-based employee compensation plans including stock options The statement defines a "fair value based method" for employee stock options and encourages all entities to adopt that method for such options. However, it allows an entity to continue to measure compensation cost for those plans using the "intrinsic value based method" of accounting prescribed by APB Opinion No.
25. Entities electing to remain with the accounting in Opinion 25 must make proforma disclosures of net income and earnings per share, as if the fair value method of accounting defined in this statement had been applied. This standard was adopted in 1997 when the Company granted stock options.

         In June 1996, the FASB issued SFAS No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" which established accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. The standards are based on a consistent application of a financial components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. SFAS No. 125 supersedes SFAS No.
122. SFAS No. 125 is effective for transactions occurring after December 31, 1997. There was no impact from the adoption of this standard in 1997.

         In February 1997, the FASB released SFAS No. 128, "Earnings Per Share" ("SFAS No. 128"). SFAS No. 128 establishes standards for computing and presenting earnings per share ("EPS") and applies to entities with publicly held common stock or potential common stock. SFAS No. 128 simplifies the standards for computing earnings per share previously found in APB Opinion No. 15, "Earnings Per Share," and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS is computed similarly to fully diluted EPS pursuant to APB Opinion No. 15. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted.

         In March 1997, the FASB issued SFAS No. 129, "Disclosure of Information About Capital Structure" ("SFAS No. 129"). SFAS No. 129 continues the existing requirements to disclose the pertinent rights and privileges of all securities other than ordinary common stock but expands the number of companies subject to portions of its requirements. Specifically, the Statement requires all entities to provide the capital structure disclosures previously required by APB Opinion No. 15. Companies that were exempt from the provisions of APB Opinion No. 15 will now need to make those disclosures.

         In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement, and (b) display the accumulated balance of other comprehensive income separately from net worth and additional paid-in capital in the equity section of a statement of financial position. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. Management is in the process of determining the impact, if any, this statement will have on the Bank.

         In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 requires disclosures for each segment that are similar to those required under current standards with the addition of quarterly disclosure requirements and a finer partitioning of geographic disclosures. It requires limited segment data on a quarterly basis. It also requires geographic data by country, as opposed to broader geographic regions as permitted under current standards. SFAS No. 131 is effective for fiscal year beginning after December 15, 1997 with earlier application permitted.

RECENT DEVELOPMENT

         The Company has conducted a review of its computer systems to identify the systems that could be affected by the "Year 2000" issue and is developing an implementation plan to resolve the issue. The year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations.

         The Company expects its year 2000 date conversion project to be completed on a timely basis. During the execution of this project the Company will incur internal staff costs as well as consulting and other expenses related to enhancements necessary to prepare the systems for the year 2000. The expense of the year 2000 project as well as the related potential effect on the Company's earnings is not expected to have a material effect on its financial position or results of operations.

ADDITIONAL ITEM.  EXECUTIVE OFFICERS OF THE REGISTRANT.

         The following table sets forth certain information regarding the executive officers of the Company and the Bank who are not also directors.

                           Age at           Position with the Company and Bank
Name                       12/31/97         and Past Five Years Experience
----                       --------         ----------------------------------
Michael P. Cooper            40             Chief Financial Officer and Treasurer of the Company and the
                                            Bank.  Prior to joining the Company in 1997, Mr. Cooper was
                                            Comptroller of a property management/personnel service and dental insurer.  From 1987-1994, Mr. Cooper was Chief Financial
                                            Officer of Guardian Savings Bank.

Diane P. Irwin               42             Vice President, Chief Operating Officer and Secretary of the
                                            Company and the Bank.

ITEM 2.  DESCRIPTION OF PROPERTIES.

         The Company and the Bank are located and conduct their business at the Bank's main office located at 5255 Beech Street, St. Bernard, Ohio, and at a branch on Erie Avenue in Cincinnati. The Company believes that the Bank's current facilities are adequate to meet the present and immediately foreseeable needs of the Bank and the Company. In prior years, the Bank has not been required to pay rent for the office that the Bank has operated from. In 1995, the lessor negotiated for lease payments through December 31, 1999 totalling $105,000. The lease payments will be lower in the first years and increase in later years to cover the total amount of the lease. There are no renewal options, and the Bank may need to renegotiate at the end of the term. The following table sets forth certain information relating to the Bank's office.

                                                          ORIGINAL                            NET BOOK VALUE
                                                            DATE                              OF PROPERTY OR
                                             LEASED        LEASED          DATE OF              LEASEHOLD
                                               OR            OR             LEASE            IMPROVEMENTS AT
                LOCATION                     OWNED        ACQUIRED        EXPIRATION        DECEMBER 31, 1996
----------------------------------------   ----------   -------------   --------------   ------------------------
5255 Beech Street
St. Bernard, Ohio  45217................    Leased            1995             2000           $240,000
3521 Erie Avenue
Cincinnati, Ohio  45208.................     Owned            1997               --           $358,000

         In addition, at December 31, 1997 the Bank had a capitalized lease obligation related to 3 of its ATMs. See Note 6 to the Notes to Financial Statements appearing elsewhere in this Form 10-KSB. At December 31, 1996, the Bank had a total of 3 ATMs. The Bank is currently in the process of renegotiating the agreements it has with Procter & Gamble relating to the ATMs located at Procter & Gamble facilities. The Bank expects that as the agreements are renegotiated, it will either reduce the costs borne by the Bank related to the continuing operation of the ATMs or eliminate them.

         For further information related to the Bank's properties, see Note 4 to the Notes to the Financial Statements included in the Company's 1997 Annual Report to Stockholders.

ITEM 3.  LEGAL PROCEEDINGS.

         Neither the Company nor its subsidiaries are involved in any pending legal proceedings, other than routine legal matters occurring in the ordinary course of business, which in the aggregate involve amounts which are believed by management to be immaterial to the consolidated financial condition or results of operations of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Information relating to the market for Registrant's common equity and related stockholder matters appears in the Registrant's 1997 Annual Report to Stockholders on the back inside cover. On December 31, 1997, the Company had 235 registered shareholders. The Company began paying quarterly dividends in fiscal 1997 of $.05 per share per quarter and most recently declared a dividend of $.05 per share payable on April 1 to all holders of record on March 15, 1998. See also Note 10 to the Notes to the Company's financial statements. The Company repurchased a total of 17,337 shares of its common stock in fiscal 1997.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The above-captioned information appears under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrant's 1997 Annual Report to Stockholders on pages 4 through 13 and is incorporated herein by reference.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The Consolidated Financial Statements of Lenox Bancorp, Inc. and its subsidiary, together with the report thereon by Clark, Schaefer, Hackett & Co. appear in the Registrant's 1997 Annual Report to Stockholders on pages 14 through 49 and are incorporated herein by reference.

ITEM 8. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information relating to Directors and Executive Officers of the Registrant is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 8, 1998, on pages 4 through 6. Information concerning Executive Officers who are not directors is contained in Part I of this report pursuant to paragraph (b) of
Item 401 of Regulation S-K in reliance on Instruction G.

ITEM 10.  EXECUTIVE COMPENSATION.

         The information relating to director and executive compensation is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 8, 1998, on pages 8 through 13.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 8, 1998, on pages 3 and 5 through 6.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information relating to certain relationships and related transactions is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 8, 1998, on page 13.

                                    PART IV

ITEM 13.  EXHIBITS.

(a)   The following documents are filed as a part of this report:

(1) Consolidated Financial Statements of the Company are incorporated by reference to the following indicated pages of the 1997 Annual Report to Stockholders.

                                                                           PAGE
      Independent Auditors' Report.....................................     14

      Consolidated Balance Sheet
      as of December 31, 1997 and 1996.................................    15-16

      Consolidated Statement of Income
      for the Two Years Ended December 31, 1997........................     17

      Consolidated Statement of Changes in
      Stockholders' Equity for Two Years Ended
      December 31, 1997................................................     18

      Consolidated Statement of Cash Flows for
      the Two Years Ended December 31, 1997............................    19-20


      Notes to Consolidated Financial Statements.......................    21-49

The remaining information appearing in the 1997 Annual Report to Stockholders is not deemed to be filed as part of this report, except as expressly provided herein.

(2)   Exhibits

      (a)  The following exhibits are filed as part of this report:

            3.1 Amended Articles of Incorporation of Lenox Bancorp, Inc. (filed herewith)
            3.2 Amended and Restated Code of Regulations of Lenox Bancorp, Inc. (filed herewith)
            4.0   Stock Certificate of Lenox Bancorp, Inc.*
           10.1   Form of Employment Agreement between the Company and Virginia
                  M. Porowski*
           10.2   Form of Employment Agreement between the Bank and
                  Virginia M. Porowski*
           10.3   Lenox Bancorp, Inc. Incentive Plan**
           13.0   1997 Annual Report to Stockholders (filed herewith)
           21.0 Subsidiary information is incorporated herein by reference to "Item 1 - General"
           27.0   Financial Data Schedule (filed herewith)

      (b)  Reports on Form 8-K
           None

---------
* Incorporated herein by reference to the Exhibits to Form S-1, Registration Statement, and Pre-Effective Amendment No. 1, filed on August 25, 1995 and March 8, 1996, respectively, Registration No. 33-96248.
** Incorporated herein by reference to the Proxy Statement for the 1997 Annual Meeting of Stockholders previously filed with the Commissioner.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 LENOX BANCORP, INC.


                                 By: /s/ Virginia M. Porowski
                                 _______________________________________________
                                 Virginia M. Porowski
Dated:  March 25, 1998           President, Chief Executive Officer and Director


         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

         Name                                        Title                                    Date
         ----                                        -----                                    ----
/s/ Virginia M. Porowski                  President, Chief Executive Officer              March 25, 1998
___________________________               and Director
Virginia M. Porowski                      (principal executive officer)


/s/ Michael P. Cooper                     Chief Financial Officer and Treasurer           March 25, 1998
___________________________               (principal financial and accounting officer)
Michael P. Cooper


/s/ Gail R. Behymer                       Director                                        March 25, 1998
___________________________
Gail R. Behymer


/s/ Richard C. Harmeyer                   Chairman of the Board                           March 25, 1998
___________________________
Richard C. Harmeyer


/s/ Robert R. Keller                      Director                                        March 25, 1998
___________________________
Robert R. Keller


/s/ William P. Riekert, Jr.               Director and Assistant Secretary                March 25, 1998
___________________________
William P. Riekert, Jr.


/s/ Henry E. Brown                        Director                                        March 25, 1998
___________________________
Henry E. Brown


/s/ Curtis L. Jackson                     Director                                        March 25, 1998
___________________________
Curtis L. Jackson


/s/ Reba St. Clair                        Director                                        March 25, 1998
___________________________
Reba St. Clair