Form 10QSB
period 1998-03-31
LENOX BANCORP INC
filed 1998-05-15
CIK 1000050

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

                                       or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to _________________

                         Commission File Number 0-28162

                               LENOX BANCORP, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Delaware                                              31-1445959
--------------------------------------------------------------------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

5255 Beech Street, St. Bernard, Ohio                               45217
--------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

                                 (513) 242-6900
--------------------------------------------------------------------------------
                (Issuer's telephone number, including area code)

                                 Not Applicable
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changes since last report)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 404,413 shares of common stock, par value $0.01 per share, were outstanding as of May 13, 1998

Transitional Small Business Disclosure Format (check one):  Yes          No   X
                                                                ---          ---
69317

                               LENOX BANCORP, INC.
                                   FORM 10-QSB

                      FOR THE QUARTER ENDED MARCH 31, 1998

                                      INDEX

                                                                                                               Page
                                                                                                               ----

PART I.  FINANCIAL INFORMATION....................................................................................1

Item 1.  Financial Statements.....................................................................................1

                  Consolidated Balance Sheets at
                  March 31, 1998 and December 31, 1997............................................................2

                  Consolidated Statements of Operations - For the Three
                  Months Ended March 31, 1998 and 1997............................................................3

                  Consolidated Statements of Cash Flows - For the
                  Three Months Ended March 31, 1998 and 1997......................................................4

                  Notes to Consolidated Financial Statements......................................................5

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations..............................................................................6

PART II:          OTHER INFORMATION..............................................................................11

Item 1.           Legal Proceedings..............................................................................11
Item 2.           Changes in Securities and Use of Proceeds......................................................11
Item 3.           Defaults Upon Senior Securities................................................................11
Item 4.           Submission of Matters to a Vote of Security Holders............................................11
Item 5.           Other Information..............................................................................12
Item 6.           Exhibits and Reports on Form 8-K...............................................................12

SIGNATURES.......................................................................................................13

                          PART I. FINANCIAL INFORMATION
                               LENOX BANCORP, INC.

                                 MARCH 31, 1998

Item 1.  FINANCIAL STATEMENTS.

                               LENOX BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                MARCH 31,   DECEMBER 31,
                                                                                   1998        1997
                                                                                ----------  -----------
                                                                                 UNAUDITED
                                                                                (DOLLARS IN THOUSANDS)
ASSETS
Cash and due from banks ......................................................   $  3,210    $    664
Certificates of deposit ......................................................        175         173
Investment securities - available for sale, at fair value (amortized cost
   of $3,394 and $4,294 at March 31, 1998 and December 31, 1997) .............      3,400       4,291
Mortgage-back securities - available for sale, at fair value (amortized
   cost of $1,009 and $1,026 at March 31, 1998 and December 31, 1997) ........      1,015       1,030
Collateralized mortgage obligations - available for sale, at fair value
   (amortized cost of $1,131 at March 31, 1998) ..............................      1,142          --
Collateralized mortgage obligations - held to maturity, (fair value of
   $5,152 and $4,761 at March 31, 1998 and December 31, 1997) ................      5,150       4,766
Loans receivable, net ........................................................     37,419      39,002
Accrued interest receivable:
       Loans .................................................................        160         153
       Mortgage-backed securities ............................................          6           7
       Collateralized mortgage obligation ....................................         31          27
       Investments and certificates of deposit ...............................         62          84
Property and equipment, net ..................................................        592         598
Federal Home Loan Bank stock - at cost .......................................        780         625
Prepaid expenses and other assets ............................................        153          89
                                                                                 --------    --------
          Total assets .......................................................   $ 53,295    $ 51,509
                                                                                 ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Deposits:
       Savings, club and other accounts ......................................   $  5,074    $  5,461
       Money market and NOW accounts .........................................      4,895       4,778
       Certificate accounts ..................................................     20,632      21,628
                                                                                 --------    --------
          Total deposits .....................................................     30,601      31,867
   Advances from Federal Home Loan Bank ......................................     15,334      12,287
   Advance payments by borrowers for taxes and insurance .....................         96         134
   Accrued expenses ..........................................................        144         118
   Accrued federal income taxes ..............................................         28          40
   Deferred federal income taxes .............................................        106          98
                                                                                 --------    --------
          Total liabilities ..................................................     46,309      44,544

Stockholders' Equity:
   Common stock - no par value: 2,000,000 authorized, 396,729 issued and outstanding at March 31, 1998 and 400,258 issued and outstanding
       at December 31, 1997 ..................................................         --          --
   Additional paid in capital ................................................   $  3,714    $  3,713
   Retained earnings - substantially restricted ..............................      4,138       4,073
   Unearned ESOP shares ......................................................       (282)       (282)
   Share acquired for Stock Incentive Plan ...................................       (123)       (128)
   Treasury stock 28,948 shares at March 31, 1998 and 25,419 shares at
       December 31, 1997 .....................................................       (475)       (412)
   Unrealized gain on available for sale securities net of tax of $8 and $1 at
       March 31, 1998 and December 31, 1997 ..................................         14           1
                                                                                 --------    --------
          Total stockholders' equity .........................................      6,986       6,965
                                                                                 --------    --------
   Total liabilities and stockholders' equity ................................   $ 53,295    $ 51,509
                                                                                 ========    ========

                               LENOX BANCORP, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                      THREE MONTHS ENDING
                                                           MARCH 31,
                                                       ----------------
                                                         1998    1997
                                                        ------  ------
                                                       UNAUDITED
                                                    (DOLLARS IN THOUSANDS
                                                    EXCEPT PER SHARE DATA)
INTEREST INCOME AND DIVIDEND INCOME
   Loans ..............................................   $769   $729
   Mortgage-backed securities .........................     19     19
   Collateralized mortgage obligations ................     85     --
   Investments and interest bearing deposits ..........     82    123
   FHLB stock dividends ...............................     13      7
                                                          ----   ----
       Total ..........................................    968    878

INTEREST EXPENSE
   Deposits ...........................................    363    375
   Borrowed money and capitalized leases ..............    205    112
                                                          ----   ----
       Total ..........................................    568    487

   Net interest income before provision for loan losses    400    391

Provision for loan losses .............................     --      2
                                                          ----   ----

   Net interest income after provision for loan losses     400    389

OTHER INCOME
   Service fee income .................................     36     26
   Gain on sale of loans ..............................     27     --
   Gain on sale of investments ........................     --     --
                                                          ----   ----
       Total ..........................................     63     26

GENERAL AND ADMINISTRATIVE EXPENSES
   Compensation and employee benefits .................    162    138
   Occupancy and equipment ............................     52     38
   Federal insurance premium ..........................      5      8
   Franchise taxes ....................................     19     16
   Other expenses .....................................    126    101
                                                          ----   ----
       Total ..........................................    364    301

   Income before provision for income taxes ...........     99    114

Provision for income taxes ............................     34     39
                                                          ----   ----

   Net income .........................................  $  65  $  75
                                                          ====   ====

   Basic earnings per share ...........................  $0.16  $0.18
                                                          ====   ====

   Diluted earnings per share .........................  $0.16  $0.18
                                                          ====   ====

                              LENOX BANCORP, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 MARCH 31, 1988

                                                                          FOR THE THREE MONTHS ENDING
                                                                                   MARCH 31,
                                                                             ---------------------
                                                                                1998       1997
                                                                               -------    -------
                                                                              UNAUDITED
                                                                             (DOLLARS IN THOUSANDS)
Cash flows from operating activities:
         Net income ........................................................   $    65    $    75
         Adjustments to reconcile net income to net cash provided (used)
           by operating activities:
                  Depreciation and amortization ............................        17          8
                  Provision (credit) for losses on loans ...................        --          2
                  Amortization of deferred loan fees .......................        (4)        --
                  Deferred loan origination fees (cost) ....................         2         14
                  FHLB stock dividends .....................................       (13)        (8)
                  Gain on sale of loans ....................................       (27)        --
                  Amortization of stock incentive plan award ...............         6         --
                  ESOP expense, net of tax benefit .........................        17         --
                  Effect of change in operating assets and liabilities:
                           Accrued interest receivable .....................        12         22
                           Prepaid expenses ................................       (64)        59
                           Advances by borrowers for taxes and insurance ...       (38)       (38)
                           Accrued expenses ................................        26         54
                           Accrued federal income taxes ....................       (12)        (5)
                           Deferred federal income taxes ...................         8         --
                                                                               -------    -------
                           Net cash provided (used) by operating activities         (5)      (183)

Cash flows from investing activities:
         Property and equipment additions ..................................       (11)       (17)
         Repayments of mortgage-backed securities ..........................        15         44
         Purchase of certificates of deposits ..............................        (2)        (3)
         Loan disbursements ................................................    (4,692)    (2,914)
         Loan principal repayments .........................................     4,228      2,212
         Proceeds from sale of mortgage loans ..............................     2,072         --
         Purchase of FHLB stock ............................................      (142)        --
         Purchase of investments - HTM .....................................      (384)        --
         Purchase of investments - AFS .....................................    (1,131)        --
         Maturity of investments - AFS .....................................       900         --
                                                                               -------    -------
                  Net cash used by investing activities ....................       853       (678)

Cash flows from financing activities:
         Net increase (decrease) in deposits ...............................    (1,266)      (956)
         Borrowings from FHLB ..............................................     3,200        975
         Repayments of FHLB advances .......................................      (153)       (97)
         Payments on capitalized lease obligations .........................        --         (2)
         Purchase Treasury Stock ...........................................       (63)        --
         Dividends paid ....................................................       (20)       (21)
                                                                               -------    -------
                  Net cash provided by financing activities ................     1,698       (101)
                                                                               -------    -------
Increase (decrease) in cash and cash equivalents ...........................     2,546       (596)
Cash and cash equivalents at beginning of period ...........................       664      1,115
                                                                               -------    -------
Cash and cash equivalents at end of period .................................   $ 3,210    $   519
                                                                               =======    =======

Supplemental disclosure:
         Cash paid for:
                  Interest expense .........................................   $   549    $   448
                  Income taxes .............................................   $    45    $    44

                               LENOX BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THREE MONTHS ENDED MARCH 31, 1998 AND 1997

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

         The consolidated balance sheet as of March 31, 1998, and related the consolidated statement of income, cash flows and changes in stockholder's equity for the three months ending March 31, 1998, and 1997 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted of normal recurring items. Interim results are not necessarily indicative of results for a full year.

         The financial statements and notes are presented as permitted by Form 10-QSB. The interim statements are unaudited and should be read in conjunction with the financial statements and notes thereto contained in the Bank's annual report as presented in Lenox's Form 10-KSB dated December 31, 1997.

2.       Conversion to Capital Stock Form of Ownership
         ---------------------------------------------

         The Board of Directors of Lenox Savings Bank adopted a plan of conversion, pursuant to which the Bank converted from an Ohio chartered mutual savings bank to an Ohio chartered capital stock savings bank, with the concurrent formation of the holding company, Lenox Bancorp, Inc. On July 17, 1996, the conversion from a mutual form of ownership to a stock form was finalized. Lenox was capitalized through the initial sale of 425,677 shares of common stock to eligible account holders, an employee benefit plan of the Bank, supplemental eligible account holders, other members of the Bank and the general public. Lenox then used a portion of the proceeds from the sale to purchase all of the outstanding shares of the Bank. This transaction was accounted for in a manner similar to the pooling of interest method.

         The Bank may not declare or pay cash dividends on or repurchase any of its shares of common stock if the effect thereof would cause equity to be reduced below applicable regulatory capital maintenance requirements or if such declaration and payment would otherwise violate regulatory requirements.

3.       Earnings Per Share
         ------------------

         Net income for the three months ended March 31, 1998, was $65,000 or $.16 per share on an average of 398,444 shares, and the net income for the quarter ending March 31, 1997, was $75,000 or $.18 per share.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following analysis discusses changes in the financial condition and results of operations at and for the three months ended March 31, 1998, and should be read in conjunction with the Bank's Consolidated Financial Statements and the notes thereto, appearing in Part I, Item 1 of this document.

FORWARD-LOOKING STATEMENTS

         This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identified by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and the subsidiaries include, but are not limited to, changes in: interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company's market area and accounting principles and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company's financial results, is included in the Company's filings with the SEC.

         The Company does not undertake - and specifically disclaims any obligation - to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

MANAGEMENT STRATEGY

         When the Bank converted from mutual to stock form in 1996, the Bank's net income had been adversely affected by changes in interest rates largely because of the composition of its loan portfolio. In 1992 and 1993, the Bank began experiencing a significant amount of prepayments in its loan portfolio as a result of the declining interest rate environment. Many of the Bank's loans were refinanced into new adjustable-rate mortgage ("ARM") loans offered by the Bank which carried initial rates that were below market rates. Additionally, in the past, the Bank had originated ARM loans tied to a lagging market index, some of which had interest rate margins as low as 50 basis points above the lagging market index. Further, some of the ARM loans had annual interest rate caps of 1% or less. As a result, by 1994, when interest rates began to rise, the Bank had approximately $5.0 million of 3-year ARM loans that had been originated at low rates and had not yet repriced and $9.0 million of ARM loans that were tied to a lagging index, many of which were repricing downward in accordance with the lagging market index, even though the Bank's cost of funds was increasing. The composition of the Bank's loan portfolio, coupled with the majority of the Bank's deposits having maturities of one year or less, made the Bank vulnerable to increases in interest rates and adversely affected earnings. In 1996, as management was addressing its problems with its loan portfolio, its non-interest expense began increasing because Procter & Gamble, who owns the property where the Bank has its main office, renegotiated the Bank's lease, substantially increasing the Bank's lease expense. This further impaired the Bank's ability to enhance earnings.

         The Bank has significantly changed its lending policies and has taken other action to improve its profitability, including opening a new branch office, which management believes will be accretive to earnings within three years; however, this process will take time. The Bank's current strategic plan is to enhance its long-term profitability, reduce the level of interest rate risk and improve market share. The Bank seeks to enhance long-term profitability through emphasizing the origination of residential loans to customers living in the Bank's primary market area, which includes Hamilton County, Ohio, as well as Warren, Butler and Clermont counties, Ohio, and Boone, Campbell and Kenton counties, Kentucky. The Bank also intends to enhance profitability by continuing to seek means of increasing non-interest income through the generation of transaction fees and commissions. Finally, the Bank intends to continue to seek to reduce costs. The Bank's strategy has resulted in the Bank's net income increasing in each of 1996 and 1997 from $29,000 for fiscal 1995 to $186,000 and $195,000 for 1996 and 1997, respectively. Management recognizes the need to continue to improve its earnings. Management is committed to its goal of remaining independent and enhancing shareholder value through improving profitability, reducing interest rate risk and increasing market share and believes that the actions it has taken to date and its future strategic plans will enhance the long-term profitability of the Company.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 1998 AND DECEMBER 31, 1997

         Assets. Total assets increased by $1.8 million or 3.5% to $53.3 million at March 31, 1998 from $51.5 million at December 31, 1997. This was primarily attributable to cash and due from banks which increased $2.5 million from proceeds from loan sales and advances from FHLB for the purchase of an investment to settle April 1, 1998. Investments and mortgage-backed securities increased $620,000 or 6.1% to $10.7 million at March 31, 1998, from $10.1 million at December 31, 1997 reflecting a $21,000 or .21% increase in market value, principal reductions of $17,000 or 1.7% of mortgage-backed securities, $900,000 in investment securities being called, and the purchase of $1.5 million or 15.0% in Collateralized Mortgage Obligations, ("CMO's") during the same time period. Loans receivable, net decreased $1.6 million or 4.1% to $37.4 million from $39.0 million. The decrease in net loans was a result of loan disbursements totaling $4.6 million, principal repayments of $4.2 million and a loan sale to FHLMC totaling $2.1 million. The required amount of Federal Home Loan Bank ("FHLB") stock increased $155,000 or 24.8% from $625,000 at December 31, 1997, to $780,000 at March 31, 1998, due to the Bank's increase in borrowings from the FHLB.

         Liabilities. Total liabilities increased by $1.8 million or 4.0% from $44.5 million at December 31, 1997, to $46.3 million at March 31, 1998, primarily due to an increase in advances from the FHLB of $3.0 million or 24.8% from $12.3 million at December 31, 1997, to $15.3 million at March 31, 1998. Advances from the FHLB increased primarily due an additional advance to purchase investments. This increase was partially offset by a decrease in deposits amounting to $1.3 million or 4.0% from $31.9 million to $30.6 million at March 31, 1998. Certificate accounts decreased $1.0 million or 4.6%, while money market and NOW accounts increased $117,000 or 2.5%, and savings, club and other accounts decreased $387,000 or 7.1%. The decrease in the certificate accounts was a result of reducing the cost of funds. The changes in the other accounts reflect the nature of those accounts.

         Stockholders' Equity. Stockholders' equity increased $21,000 or .3% from $6.97 million at December 31, 1997, to $6.99 million at March 31, 1998. The increase is a combination of the decrease in net income of $10,000, an increase of unrealized gain on securities available for sale of $13,000 net of tax, offset by the cost associated with the Company's repurchase of 3,529 shares of its common stock totaling $63,000.

         Liquidity and Capital Resources. The Company's primary sources of funds are deposits, FHLB advances, principal and interest payments on loans and loan sale in the secondary market. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flow and mortgage prepayments are strongly influenced by changes in general interest rates, economic conditions and competition.

         The primary investment activity of the Company for the three months ended March 31, 1998, was the origination of mortgage and consumer loan in the amount of $4.7 million and the purchase of $1.5 million of CMO's. The most significant source of funds for the three months ending March 31, 1998, was the repayment of mortgage loans totaling $4.2 million.

         The Bank is required to maintain a minimum level of liquidity (net cash, short term and marketable assets divided by total withdrawable deposits and short term liabilities), as defined by the Federal Deposit Insurance Corporation ("FDIC"). The Bank's liquidity at March 31, 1998, was 27.1%. The Bank's most liquid assets are cash, federal funds sold, and marketable securities. The levels of the Bank's liquid assets are dependent on the Bank's operation, financing, lending and investing activities during any given period. At March 31, 1998, assets qualifying for short term liquidity, including cash and short term investment, totaled $8.8 million.

         At March 31, 1998, the Bank's capital exceeded all the capital requirements of the FDIC. The Bank's tier 1 leverage and total capital to risk-weighted capital ratios were 11.5% and 24.3%, respectively.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1998, AND 1997

         General. Net income for the three months ending March 31, 1998, decreased by $10,000 to $65,000 from $75,000 for the three months ended March 31, 1997. This decrease was primarily due to the expenses related to the Hyde Park branch that was opened October 1997.

         Interest Income and Dividend Income. Interest income and dividend income for the three months ended March 31, 1998, was $968,000 compared to $878,000 for the three months ended March 31, 1997, an increase of $90,000 or 10.3%. Interest earned on loans increased $40,000 or 5.5% to $769,000 for the three months ended March 31, 1998, from $729,000 for the three months ended March 31, 1997, and was the primary reason for the increase in interest income. The increase in interest earned on loans was due to an increase in the average balance of loans for the three months ended March 31, 1998, from the comparable 1997 period. The increase in loan interest was reduced by the decrease in investments interest for the same period. Investment interest decreased $41,000 or 33.3% from the three months ending March 31, 1997, from $123,000 to $82,000 for the same period ending March 31, 1998. The decrease in interest income was due to a decrease in the investment portfolio. Interest income on CMO's for the three months ending March 31, 1998, was $85,000. There were no CMO's for the same period ending 1997.

         Interest Expense. Interest expense for the three months ended March 31, 1998, was $568,000 compared to $487,000 for the three months ended March 31, 1997, an increase of $81,000 or 16.6%. Interest expense on deposits was $363,000 for the three months ended March 31, 1998, as compared to $375,000 for the three months ended March 31, 1997, a decrease of $12,000 or 3.2%. The decrease was due to lower average deposits outstanding period to period. Interest expense on borrowed money and capitalized leases was $205,000 for the three months ended March 31, 1998, as compared to $112,000 for the three months ended March 31, 1997, an increase of $93,000 or 83.0%. The increase was due to an increase in outstanding Federal Home Loan Bank advances for the period ending March 31, 1998, as compared to the period ending March 31, 1997.

         Net Interest Income. Net interest income increased $9,000 or 2.3% for the three months ended March 31, 1998, to $400,000 from $391,000 for the three months ended March 31, 1997. The net interest income was not reduced by provision for loan losses during the three months ended March 31, 1998, as compared to a $2,000 reduction for the same period ending March 31, 1997.

         Other Income. Other income increased $37,000 for the three months ending March 31, 1998, to $63,000 from $26,000 for March 31, 1997, a 142.3%
increase. Service fee income increased $10,000 or 38.5% from $26,000 for the three months ending March 31, 1997, to $36,000 for the three months ending March 31, 1998. In February 1998, the Bank received approval to sell loan to Federal Home Loan Mortgage Corporation. During the three months ending March 31, 1998 the Bank sold $2.1 million in loans. Gain on sale of loans for the three months ending March 31, 1998, was $27,000 compared to no income from the sale of loan for the same period ending March 31, 1997.

         General and Administrative Expenses. General and administrative expenses for the three months ended March 31, 1998, were $364,000 compared to $301,000 for the three months ended March 31, 1997, an increase of $63,000 or 20.9%. Compensation and employee benefits increased

$24,000 or 17.4% to $162,000 for the three months ended March 31, 1998, primarily related to staffing of the new branch. Occupancy and equipment increased $14,000 or 36.8% for the three months ending March 31, 1998, to $52,000 from $38,000 for the three months ending March 31, 1997. The increase in other expenses to $126,000 for the three months ended March 31, 1998, from $101,000 for the three months ending March 31, 1997, an increase of $25,000 or 24.8% was due to additional expenses of the Hyde Park Branch.

         Income Taxes. Income taxes for the three months ended March 31, 1998, decreased $5,000 to $34,000 from $39,000 for the three months ending March 31, 1997. This was the result of a decrease in income before taxes of $15,000. Net income before tax provision was $99,000 for the three months ended March 31, 1998, compared to $114,000 for the same period of the prior year.

YEAR 2000 COMPLIANCE

         Many existing computer programs use only two digits to identify a year in the date field. These programs were designed without considering the impact of the upcoming change in the century. If not corrected, many computer applications and systems could fail or create erroneous results by or at the year 2000. The Bank primarily utilizes a third party vendor and such vendor's proprietary software to process its electronic data. The third party data processor vendor is in the process of modifying, upgrading or replacing its computer software applications and systems as necessary to accommodate the "year 2000" dating changes necessary to permit correct recording of year dates for 2000 or later years. The Vendor also has engaged various consultants to review its "year 2000" issues and has begun to implement a "year 2000" compliance program. The Bank has prepared a "year 2000" Plan and is in the process of testing internal systems for compliance. The Bank is currently obtaining information concerning the compliance status of its suppliers and customers. In the event that any of the Bank's significant suppliers do not successfully and timely achieve "year 2000" compliance, the Bank's business or operations could be adversely affected. The cost, if any, that may arise from "year 2000" issues is not currently determinable.

RECENT ACCOUNTING PRONOUNCEMENTS

         In May 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 122, "Accounting for Mortgage Servicing Rights". This statement requires that a mortgage banking enterprise recognize as separate assets rights to service mortgage loans for others, however those servicing rights are acquired. A mortgage banking enterprise that acquires mortgage servicing rights through either the purchase or origination of mortgage loans and sells or securitizes those loans with servicing rights retained would allocate the total cost of the mortgage loans to the mortgage servicing rights and the loans based on their relative fair value. Statement No. 122 is effective for fiscal years beginning after December 15, 1995. There was no impact from the adoption of this standard in 1996.

         In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation". This statement establishes accounting and reporting standards for stock-based employee compensation plans including stock options. The statement defines a "fair value based method" for employee stock options and encourages all entities to adopt that method for such options. However, it allows an entity to continue to measure compensation cost for those plans using the "intrinsic value based method" of accounting prescribed by APB Opinion No. 25. Entities electing to remain with the accounting in Opinion 25 must make pro forma disclosures of net income and earnings per share, as if the fair value method of accounting defined in this statement had been applied. The Company has elected to remain with the accounting requirements of APB Opinion No. 25.

         In June 1997, the FASB issued SFAS No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" which established accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. The standards are based on a consistent application of a financial components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. SFAS No. 125 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No. 125 supercedes No. 122. SFAS No. 125 was effective for transactions occurring after December 31, 1996. The adoption of this standard did not have a material impact on the financial statements.

         In March 1997, the FASB issued SFAS No. 128, "Earnings per Share" which replaces the current presentation of "primary" and "fully diluted" earning per share with newly defined "basic" and "diluted" earnings per share. "Basic" earnings per share will not include dilutive effects on earnings. "Diluted" earnings per share will reflect the potential dilution of securities that could share in an enterprises earnings. The statement requires dual presentation of basic and diluted earnings per share on the income statement for all entities having complex capital structures. It is effective for all financial statements issued for periods ending after December 15, 1997. This standard was adopted for the year ended December 31, 1997.

         SFAS No. 130, "Reporting Comprehensive Income" was issued by the FASB in June 1997. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. For interim period reporting, an enterprise is required to report a total for comprehensive income. The Company adopted SFAS No. 130 beginning January 1, 1998.

         Comprehensive income (loss) for the three months ending March 31, 1998 and 1997 was $78,000 and ($70,000), respectively. The difference between net income and comprehensive income consists solely of the effect of unrealized gain and losses, net of taxes, on available for sale securities.

                           PART II. OTHER INFORMATION

Item 1.       Legal Proceedings.
              ------------------

              None.

Item 2.       Changes in Securities and Use of Proceeds.
              ------------------------------------------

              None.

Item 3.       Defaults Upon Senior Securities.
              --------------------------------

              None.

Item 4.       Submission of Matters to a Vote of Security Holders.
              ----------------------------------------------------

              On April 8, 1998, the Company held its annual meeting of stockholders for the purpose of the election of Directors to three-year terms and the ratification of Clark, Schaefer, Hackett & Company. as the Company's independent auditors. The number of votes cast at the meeting as to each matter to be acted upon was as follows:

                                         No. of Votes             No. of Votes
                                              FOR                   WITHHELD
                                              ---                   --------

1.       Election of Directors

           William P. Riekert, Jr.          240,377                   59,275
           Henry E. Brown                   240,377                   59,275


         The Directors whose terms continued and the years their terms expire are as follows:

         Virginia M. Deisch (1999), Gail R. Behymer (1999), Reba St. Clair
         (1999), Richard C. Harmeyer (2000), Robert R. Keller (2000) and Curtis L. Jackson (2000).

                                              No. of Votes       No. of Votes       No. of Votes
                                                  FOR              AGAINST            WITHHELD
                                                  ---              -------            --------

2.       Ratification of Clark, Schaefer,
         Hacket & Co. as the Company's
         Independent Auditors                   279,252            18,800               1,600

Item 5.       Other Information.
              ------------------

              None.

Item 6.       Exhibits and Reports on Form 8-K (ss.249.308 of this Chapter).
              --------------------------------------------------------------

              (a)   Exhibits

                    3.1   Amended Articles of Incorporation of Lenox Bancorp,
                          Inc.*
                    3.2 Amended and Restated Code of Regulations of Lenox Bancorp, Inc.*
                    11.0  Statement re: Computation of Per Share Earnings
                    27.0  Financial Data Schedule

              (b)   Reports on Form 8-K
                    None.

----------------------
* Incorporated herein by reference to the Company's Form 10-KSB, filed on March 25, 1998.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                       LENOX BANCORP, INC.

Dated:  May 15, 1998                   By: /s/ Virginia M. Deisch
                                           _____________________________________
                                           Virginia M. Deisch
                                           President and Chief Executive Officer
                                           (principal executive officer)

Dated:  May 15, 1998                   By: /s/ Michael P. Cooper
                                           _____________________________________
                                           Michael P. Cooper
                                           Chief Financial Officer and Treasurer
                                           (principal financial and accounting
                                            officer)