Form 10QSB
period 1998-06-30
LENOX BANCORP INC
filed 1998-08-13
CIK 1000050

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB
(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

                                       or

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to _________________

                         Commission File Number 0-28162


                              LENOX BANCORP, INC.
----------------------------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

Ohio                                                                                      31-1445959
----------------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)                      (I.R.S. Employer
                                                                                 Identification No.)

5255 Beech Street, St. Bernard, Ohio                                                           45217
----------------------------------------------------------------------------------------------------
(Address of principal executive offices)                                                  (Zip Code)

                                 (513) 242-6900
----------------------------------------------------------------------------------------------------
                          (Issuer's telephone number)

                                 Not Applicable
----------------------------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changes since last report)

         Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                                Yes  X   No
                                                                    ---     ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

         State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 404,413 shares of common stock, par value $0.01 per share, were outstanding as of August 13, 1998.

Transitional Small Business Disclosure Format (check one):  Yes     No  X
                                                                ---    ---

                               LENOX BANCORP, INC.
                                   FORM 10-QSB

                       For the Quarter Ended June 30, 1998

                                      INDEX

                                                                                                               Page
                                                                                                               ----
PART I.           FINANCIAL INFORMATION...........................................................................3

Item 1.  Financial Statements-Unaudited...........................................................................3

                  Consolidated Balance Sheets at
                  June 30, 1998 and December 31, 1997.............................................................3

                  Consolidated Statements of Operations - For the Three
                  Months and Six Months Ended June 30, 1998 and 1997..............................................4

                  Consolidated Statements of Cash Flows - For  the
                  Six Months Ended June 30, 1998 and 1997.........................................................6

                  Notes to Unaudited Consolidated Financial Statements............................................7


Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations................................................................................8


PART II:          OTHER INFORMATION..............................................................................15

Item 1.           Legal Proceedings..............................................................................15
Item 2.           Changes in Securities and Use of Proceeds......................................................15
Item 3.           Defaults Upon Senior Securities................................................................15
Item 4.           Submission of Matters to a Vote of Security Holders............................................15
Item 5.           Other Information..............................................................................15
Item 6.           Exhibits and Reports on Form 8-K...............................................................15

SIGNATURES.......................................................................................................16

                         PART I.  FINANCIAL INFORMATION
                              LENOX BANCORP, INC.
                                 JUNE 30, 1998


Item 1.           FINANCIAL STATEMENTS.


                               LENOX BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                        June 30,          December 31,
                                                                                          1998                1997
                                                                                       -----------        ------------
                                                                                       (Unaudited)
                                                                                           (Dollars in thousands)
Assets
Cash and due from banks........................................................          $ 3,053            $   664
Certificates of deposit........................................................              178                173
Investment securities - available for sale, at fair value (amortized cost
 of $2,346 and $4,294 at June 30, 1998 and December 31, 1997)..................            2,357              4,291
Mortgage-back securities - available for sale, at fair value (amortized
 cost of $970 and $1,026 at June 30, 1998 and December 31, 1997)...............              975              1,030
Collateralized mortgage obligations - available for sale, at fair value
 (amortized cost of $2,167 at June 30, 1998)...................................            2,194                 --
Collateralized mortgage obligations - held to maturity, (fair value of
 $5,995 and $4,761 at June 30, 1998 and December 31, 1997).....................            5,973              4,766
Loans receivable, net..........................................................           38,019             39,002
Accrued interest receivable:
    Loans......................................................................              177                153
    Mortgage-backed securities.................................................                6                  7
    Collateralized mortgage obligation.........................................               44                 27
    Investments and certificates of deposit....................................               53                 84
Property and equipment, net....................................................              589                598
Federal Home Loan Bank stock - at cost.........................................              793                625
Prepaid expenses and other assets..............................................              178                 89
                                                                                         -------            -------
       Total assets............................................................           54,589             51,509
                                                                                         =======            =======

Liabilities and Stockholders' Equity
Liabilities:
 Deposits:
    Savings, club and other accounts...........................................            5,075              5,461
    Money market and NOW accounts..............................................            4,987              4,778
    Certificate accounts.......................................................           23,016             21,628
                                                                                         -------            -------
       Total deposits..........................................................           33,078             31,867
 Advances from Federal Home Loan Bank..........................................           14,178             12,287
 Advance payments by borrowers for taxes and insurance.........................               55                134
 Accrued expenses..............................................................              145                118
 Accrued federal income taxes .................................................                -                 40
 Deferred federal income taxes.................................................              112                 98
                                                                                         -------            -------
       Total liabilities.......................................................           47,568             44,544
                                                                                         =======            =======

Stockholders' Equity:
 Common stock - no par value: 2,000,000 authorized, 396,729 issued and outstanding at June 30, 1998 and 400,258 issued and outstanding
    at December 31, 1997.......................................................               --                 --
 Additional paid in capital....................................................            3,713              3,713
 Retained earnings - substantially restricted..................................            4,152              4,073
 Unearned ESOP shares..........................................................             (282)              (282)
 Share acquired for Stock Incentive Plan.......................................             (116)              (128)
 Treasury stock 28,948 shares at June 30, 1998 and 25,419 shares at
    December 31, 1997..........................................................             (475)              (412)
 Unrealized gain on available for sale securities net of tax of $14 and $1 at
    June 30, 1998 and December 31, 1997........................................               29                  1
       Total stockholders' equity..............................................            7,021              6,965
                                                                                         -------            -------
 Total liabilities and stockholders' equity....................................          $54,589            $51,509
                                                                                         =======            =======

                              LENOX BANCORP, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                                              Three Months Ended
                                                                                                   June 30,
                                                                                       --------------------------------
                                                                                           1998                1997
                                                                                       ------------        ------------
                                                                                                 (Unaudited)
                                                                                            (Dollars in thousands
                                                                                            except per share data)
Interest Income and Dividend Income
 Loans.....................................................................                $727                $748
 Mortgage-backed securities................................................                  17                  20
 Collateralized mortgage obligations.......................................                 138                  --
 Investments and interest bearing deposits.................................                  75                 117
 FHLB stock dividends......................................................                  14                   9
                                                                                          -----               -----
    Total..................................................................                 971                 894

Interest Expense
 Deposits..................................................................                 385                 370
 Borrowed money and capitalized leases.....................................                 216                 130
                                                                                          -----               -----
    Total..................................................................                 601                 500

 Net interest income before provision for loan losses......................                 370                 394

Provision for loan losses..................................................                   5                   4
                                                                                          -----               -----

 Net interest income after provision for loan losses.......................                 365                 390

Other Income
 Service fee income........................................................                  37                  32
 Gain on sale of loans.....................................................                  24                  --
                                                                                          -----               -----

    Total..................................................................                  61                  32

General and Administrative Expenses
 Compensation and employee benefits........................................                 154                 127
 Occupancy and equipment...................................................                  51                  37
 Federal insurance premium.................................................                   5                   8
 Franchise taxes...........................................................                  21                  19
 Other expenses............................................................                 115                 139
                                                                                          -----               -----
    Total..................................................................                 346                 330

 Income before provision for income taxes..................................                  80                  92

Provision for income taxes.................................................                  27                  31
                                                                                          -----               -----

 Net income................................................................               $  53               $  61
                                                                                          =====               =====

 Basic earnings per share..................................................               $0.13               $0.14
                                                                                          =====               =====

 Diluted earnings per share................................................               $0.13               $0.14
                                                                                          =====               =====

                              LENOX BANCORP, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                                      Six Months Ended June 30,
                                                                                  ---------------------------------
                                                                                      1998                1997
                                                                                  -------------      --------------
                                                                                             (Unaudited)
                                                                                  (Dollars in thousands, except per
                                                                                             share data)
Interest Income and Dividend Income
 Loans.....................................................................              $1,496              $1,477
 Mortgage-backed securities................................................                  36                  39
 Collateralized mortgage obligations.......................................                 222                  --
 Investments and interest-bearing deposits.................................                 158                 240
 FHLB stock dividends......................................................                  27                  16
                                                                                         ------              ------
         Total.............................................................               1,939               1,772

Interest Expense
 Deposits..................................................................                 752                 745
 Borrowed money and capitalized leases.....................................                 417                 242
                                                                                         ------              ------
         Total.............................................................               1,169                 987

 Net interest income before provision for loan losses......................                 770                 785

Provision for loan losses..................................................                   5                   6
                                                                                         ------              ------

 Net interest income after provision for loan losses.......................                 765                 779

Other Income
 Service fee income........................................................                  73                  58
 Gain on sale of loans.....................................................                  51                  --
         Total.............................................................                 124                  58

General and Administrative Expenses
 Compensation and employee benefits........................................                 316                 265
 Occupancy and equipment...................................................                 104                  75
 Federal insurance premiums................................................                  10                  16
 Franchise taxes...........................................................                  40                  35
 Other expenses............................................................                 241                 240
                                                                                         ------              ------
         Total.............................................................                 711                 631

 Income before provision for income taxes..................................                 178                 206

Provision for income taxes.................................................                  60                  70
                                                                                         ------              ------

 Net income................................................................              $  118              $  136
                                                                                         ======              ======

Basic earnings per share...................................................              $ 0.30              $ 0.32
                                                                                         ======              ======

Diluted earnings per share.................................................              $ 0.30              $ 0.32
                                                                                         ======              ======

                              LENOX BANCORP, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 June 30, 1998

                                                                                      For the Six Months Ended
                                                                                              June 30,
                                                                                 ----------------------------------
                                                                                     1998                1997
                                                                                 -------------      ---------------
                                                                                            (Unaudited)
                                                                                       (Dollars in thousands)
Cash flows from operating activities:
 Net income...............................................................          $   118             $   136
 Adjustments to reconcile net income to net cash provided (used)
   by operating activities:
    Depreciation and amortization.........................................               31                  25
    Provision (credit) for losses on loans................................                5                   6
    Amortization of deferred loan fees....................................              (25)                 --
    Deferred loan origination fees (cost).................................               15                 (17)
    FHLB stock dividends..................................................              (27)                (16)
    Gain on sale of loans.................................................              (51)                 --
    Amortization of stock incentive plan award............................               34                  --
    ESOP expense, net of tax benefit......................................               22                  --
    Effect of change in operating assets and liabilities:
       Accrued interest receivable........................................               (9)                 17
       Prepaid expenses...................................................              (89)                (21)
       Advances by borrowers for taxes and insurance......................              (79)                (69)
       Accrued expenses...................................................               31                 106
       Accrued federal income taxes.......................................              (44)                (13)
       Deferred federal income taxes......................................               14                  --
                                                                                    -------             -------
       Net cash provided (used) by operating activities...................              (54)                154

Cash flows from investing activities:
 Property and equipment additions.........................................              (25)                (19)
 Repayments of mortgage-backed securities.................................               55                  74
 Purchase of certificates of deposits.....................................               (5)                 (5)
 Loan disbursements.......................................................           (9,793)             (5,074)
 Loan principal repayments................................................            7,142               3,711
 Proceeds from sale of mortgage loans.....................................            3,634                  --
 Purchase of FHLB stock...................................................             (141)                (61)
 Purchase of investments - HTM............................................           (1,858)                 --
 Purchase of investments - AFS............................................           (2,167)                 --
       Maturity on investments - HTM......................................              651                  --
       Maturity of investments - AFS......................................            1,950                  --
                                                                                    -------             -------
    Net cash used by investing activities.................................             (557)             (1,374)

Cash flows from financing activities:
 Net increase (decrease) in deposits......................................            1,211              (1,818)
 Borrowings from FHLB.....................................................            4,050               3,025
 Repayments of FHLB advances..............................................           (2,159)               (244)
 Payments on capitalized lease obligations................................               --                  (3)
 Purchase Treasury Stock..................................................              (63)                 --
 Dividends paid...........................................................              (39)                (43)
                                                                                    -------             -------
    Net cash provided by financing activities.............................            3,000                 917
                                                                                    -------             -------
Increase (decrease) in cash and cash equivalents..........................            2,389                (303)
Cash and cash equivalents at beginning of period..........................              664               1,115
                                                                                    -------             -------
Cash and cash equivalents at end of period................................          $ 3,053             $   812
                                                                                    =======             =======

Supplemental disclosure:
 Cash paid for:
    Interest expense......................................................          $ 1,156             $   975
    Income taxes..........................................................          $   105             $    83

                              LENOX BANCORP, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THREE MONTHS ENDED JUNE 30, 1998 AND 1997

1.       Principles of Consolidation

         The consolidated financial statements include the accounts of Lenox Bancorp, Inc. ("Lenox" or the "Company") and its wholly-owned subsidiary Lenox Savings Bank (the "Bank"). All significant intercompany transactions have been eliminated in consolidation. The investment in the Bank on Lenox's financial statements is carried at the parent company's equity in the underlying net assets.

         The consolidated balance sheet as of June 30, 1998, and related the consolidated statement of income, cash flows and changes in stockholder's equity for the three and six months ended June 30, 1998, and 1997 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted of normal recurring items. Interim results are not necessarily indicative of results for a full year.

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

         The Bank may not declare or pay cash dividends on or repurchase any of its shares of common stock if the effect thereof would cause equity to be reduced below applicable regulatory capital maintenance requirements or if such declaration and payment would otherwise violate regulatory requirements

3.       Basic Earnings Per Share

         Net income for the three months ended June 30, 1998, was $53,000 or $.13 per share on an average of 396,729 shares, and the net income for the quarter ended June 30, 1997, was $61,000 or $.14 per share on an average of 425,677. Earnings for the six months ended June 30, 1998 was

$118,000 or $.30 per share on an average of 397,582 share compares to $136,000 or $.32 per share on an average of 425,677 for the six months ended June 30, 1997

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following analysis discusses changes in the financial condition and results of operations at and for the three and six months ended June 30, 1998, and should be read in conjunction with the Bank's Consolidated Financial Statements and the notes thereto, appearing in Part I, Item 1 of this document.

Forward-Looking Statements

         This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identified by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and the subsidiaries include, but are not limited to, changes in: interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company's market area and accounting principles and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company's financial results, is included in the Company's filings with the Securities and Exchange Commission.

         The Company does not undertake -- and specifically disclaims any obligation -- to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

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

         The Bank has significantly changed its lending policies and has taken other action to improve its profitability, including opening a new branch office, which management believes will be accretive to earnings within three years; however, this process will take time. The Bank's current strategic plan is to enhance its long-term profitability, reduce the level of interest rate risk and improve market share. The Bank seeks to enhance long-term profitability through emphasizing the origination of residential loans to customers living in the Bank's primary market area, which includes
Hamilton County, Ohio, as well as Warren, Butler and Clermont counties, Ohio, and Boone, Campbell and Kenton counties, Kentucky. The Bank also intends to enhance profitability by continuing to seek means of increasing non-interest income through the generation of transaction fees and commissions. Finally, the Bank intends to continue to seek to reduce costs. The Bank's strategy has resulted in the Bank's net income increasing from $29,000 for fiscal 1995 to $186,000 and $195,000 for fiscal years 1996 and 1997, respectively. Management recognizes the need to continue to improve its earnings. Management is committed to its goal of remaining independent and enhancing shareholder value through improving profitability, reducing interest rate risk and increasing market share and believes that the actions it has taken to date and its future strategic plans will enhance the long-term profitability of the Company.

Comparison of Financial Condition at June 30, 1998 and December 31, 1997

         Assets. Total assets increased by $3.1 million, or 6.0%, to $54.6 million, at June 30, 1998, from $51.5 million at December 31, 1997. Asset growth was primarily the result of increases in cash and due from banks which increased $2.4 million. Additionally, investments and mortgage-backed securities increased $1.4 million, or 14%, to $11.5 million at June 30, 1998, from $10.1 million at December 31, 1997, reflecting a $41,000 increase in market value and the purchase of $4.0 million in Collateralized Mortgage Obligations, ("CMO's"). This increase was offset by principal reductions of $55,000, or 5.5%, of mortgage-backed securities, $1.9 million in investment securities being called, along with principal repayments of $700,000 during the same time period. Loans receivable, net decreased $1.0 million, or 2.5%, to $38.0 million from $39.0 million. The decrease in net loans was a result of loan disbursements totaling $9.8 million, principal repayments of $7.1 million and a loan sale to Freddie Mac totaling $3.6 million. The required amount of Federal Home Loan Bank ("FHLB") stock increased $168,000, or 26.9%, from $625,000 at December 31, 1997, to $793,000 at June 30, 1998, due to the Bank's increase in borrowings from the FHLB.

         Liabilities. Total liabilities increased by $3.0 million, or 6.8%, from $44.5 million at December 31, 1997, to $47.6 million at June 30, 1998, due to an increase in advances from the FHLB and an increase in deposits. FHLB advances increased $1.9 million, or 15.4%, from $12.3 million at December 31, 1997, to $14.2 million at June 30, 1998, in order to purchase investments. The new advances of $4.1 million were offset by payoff and principal reduction of $1.9 million. Deposits increased $1.2 million, or 3.8%, from $31.9 million to $33.1 million at June 30, 1998. Certificate accounts increased $1.4 million, or 6.4%, while money market and NOW accounts increased $209,000, or 4.4%, and savings, club and other accounts decreased $386,000, or 7.5%.

         Stockholders' Equity. Stockholders' equity increased $56,000 or 0.8% from $6.97 million at December 31, 1997, to $7.02 million at June 30, 1998. The increase was a combination of the increase of unrealized gain on securities available for sale of $28,000 net of tax, net income of $118,000, offset by the cost associated with the Company's repurchase of 3,529 shares of its common stock totaling $63,000 and the paying of two quarterly dividends of $0.05 per share for the six months ended June 30, 1998.

         Liquidity and Capital Resources. The Company's primary sources of funds are deposits, FHLB advances, principal and interest payments on loans and loan sales in the secondary market. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flow and mortgage prepayments are strongly influenced by changes in general interest rates, economic conditions and competition.

         The primary investment activity of the Company for the six months ended June 30, 1998, was the origination of mortgage and consumer loans in the amount of $9.8 million and the purchase of $4.0 million of CMO's. The most significant source of funds for the six months ended June 30, 1998, was the repayment of mortgage loans totaling $7.1 million.

         The Bank is required to maintain a minimum level of liquidity (net cash, short term and marketable assets divided by total withdrawable deposits and short term liabilities), as defined by the Federal Deposit Insurance Corporation ("FDIC"). The Bank's liquidity at June 30, 1998, was 25.6%.
The Bank's most liquid assets are cash, due from banks, and marketable securities. The level of the Bank's liquid assets are dependent on the Bank's operation, financing, lending and investing activities during any given period. At June 30, 1998, assets qualifying for short term liquidity, including cash and short term investment, totaled $8.0 million.

         At June 30, 1998, the Bank exceeded all the capital requirements of the FDIC. The Bank's Tier 1 leverage and total capital to risk-weighted capital ratios were 10.95% and 24.34%, respectively.

Comparison of Results of Operations for the Three Months Ended June 30, 1998, and 1997

         General. Net income for the three months ended June 30, 1998, decreased $8,000 to $53,000 from $61,000 for the three months ended June 30, 1997. This decrease was primarily due to the expenses related to the Hyde Park branch that opened in October 1997.

         Interest Income and Dividend Income. Interest income and dividend income for the three months ended June 30, 1998, was $971,000 compared to $894,000 for the three months ended June 30, 1997, an increase of $77,000 or 8.6%. Interest earned on loans decreased $21,000 or 2.8%, to $727,000 for the three months ended June 30, 1998, from $748,000 for the three months ended June 30, 1997, due to management's decision to sell low yielding fixed rate loans, to protect the Bank when interest rates begin to rise. Investment interest decreased $42,000, or 35.6%, for the three months ended June 30, 1997, from $117,000 to $75,000 for the same period ended June 30, 1998. The decrease in interest income was due to $6.1 million of investments at June 30, 1997 being called, thereby reducing the balance to $2.4 million at June 30, 1998. Interest income on CMO's for the three months ended June 30, 1998, was $138,000. There were no CMO's for the same period in 1997.

         Interest Expense. Interest expense for the three months ended June 30, 1998, was $601,000 compared to $500,000 for the three months ended June 30, 1997, an increase of $101,000 or 20.2%. Interest expense on deposits was $385,000 for the three months ended June 30, 1998, as compared to $370,000 for the three months ended June 30, 1997, an increase of $15,000 or 4.0%. The increase was due to higher average deposits for the three months ended June 30, 1998. Interest expense on borrowed money and capitalized leases was $216,000 for the three months ended June 30, 1998, as compared to $130,000 for the three months ended June 30, 1997, an increase of $86,000 or 66.2%. The increase was due to an increase in outstanding Federal Home Loan Bank advances for the period ended June 30, 1998, as compared to the period ended June 30, 1997.

         Net Interest Income. Net interest income before the provision for loan losses decreased $24,000, or 6.1%, for the three months ended June 30, 1998, to $370,000 from $394,000 for the three months ended June 30, 1997. The decrease in net interest income was a result of higher yielding investments being called and loans being refinanced to lower rates.

         Other Income. Other income increased $29,000, or 90.6%, for the three months ended June 30, 1998, to $61,000 from $32,000 for the three months ended June 30, 1997. Service fee income increased $5,000 or 15.6% from $32,000 for the three months ended June 30, 1997, to $37,000 for the three months ended June 30, 1998. In February 1998, the Bank received approval to sell loans to the Freddie Mac. During the three months ended June 30, 1998, the Bank sold $1.5 million in loans. Gain on the sale of loans for the three months ended June 30, 1998, was $24,000 compared to no income from the sale of loan for the same period ended June 30, 1997.

         General and Administrative Expenses. General and administrative expenses for the three months ended June 30, 1998, were $346,000 compared to $330,000 for the three months ended June 30, 1997, an increase of $16,000 or 4.8%. Compensation and employee benefits increased $27,000, or 21.3%, to $154,000 for the three months ended June 30, 1998, primarily related to staffing of the new branch. Occupancy and equipment increased $14,000 or 37.8% for the three months ended June 30, 1998, to $51,000 from $37,000 for the three months ended June 30, 1997, due to the additional expenses of the Hyde Park branch. The decrease in other expenses of $24,000, or 17.3%, to $115,000 for the three months ended June 30, 1998, from $139,000 for the three months ended June 30, 1997 was due to the absence of annual meeting expenses in the three months ended June 30, 1998 versus those expenses in the three months ended June 30, 1997.

         Income Taxes. Income taxes for the three months ended June 30, 1998, decreased $4,000 to $27,000 from $31,000 for the three months ended June 30, 1997. This was the result of a decrease in pre-tax income of $12,000, to $80,000 for the three months ended June 30, 1998, compared to $92,000 for the same period in 1997.

Comparison of Results of Operations for the Six Months Ended June 30, 1998, and 1997

         General. Net income for the six months ended June 30, 1998, decreased by $18,000 to $118,000 from $136,000 for the six months ended June 30, 1997. This decrease was primarily due to the expenses related to the Hyde Park branch that opened in October 1997.

         Interest Income and Dividend Income. Interest income and dividend income for the six months ended June 30, 1998, was $1.9 million compared to $1.8 million for the six months ended June 30, 1997, an increase of $167,000 or 9.4%. The increase was primarily due to the increase in interest income on CMO's for the six months ended June 30, 1998, from zero for the six months ended June 30, 1997 to $222,000 for the same period in 1998. Interest earned on loans also increased $19,000 or 1.3% to $1.50 million for the six months ended June 30, 1998, from $1.48 million for the six months ended June 30, 1997. The increase was offset by an $82,000, or 34.2%, decrease in investment interest, from $240,000 for the six months ended June 30, 1997, to $158,000 for the six months ended June 30, 1998. The decrease in interest income was due to a decrease in the investment portfolio.

         Interest Expense. Interest expense increased $182,000 or 18.4%, for the six months ended June 30, 1998, to $1.2 million from $1.0 million for the six months ended June 30, 1997. Interest expense on deposits remain relatively stable at $752,000 for the six months ended June 30, 1998 compared to $745,000 for the six months ended June 30, 1997, an increase of $7,000 or 0.9%. Interest expense on borrowed money and capitalized leases increased $175,000, or 72.3%, from 242,000 for the six months ended June 30, 1997, to $417,000 for the six months ended June 30, 1998. The increase was due to an increase in outstanding Federal Home Loan Bank advances for the period ended June 30, 1998, which was used to purchase CMO's.

         Net Interest Income. Net interest income before the provision for loan losses for the six months ended June 30, 1998, was $770,000 compared to $785,000 for the six months ended June 30, 1997, a decrease of $15,000 or 1.9%. This decrease was a result of the flat yield curve that the industry was experiencing. The refinance of loans and the higher yielding investments being called reduced the Bank's net interest margin from 3.35% at June 30, 1997 to 2.88% at June 30, 1998.

         Other Income. Other income increased to $124,000 for the six months ended June 30, 1998, from $58,000 for the six months ended June 30, 1997, an increase of $66,000 or 113.8%. Service fee income increased $15,000 or 25.9%, from $58,000 for the six months ended June 30, 1997, to $73,000 for the six months ended June 30, 1998. In February 1998, the Bank received approval to sell loans to Freddie Mac. During the six months ended June 30, 1998, the Bank sold $3.6 million in loans. Gain on the sale of loans for the six months ended June 30, 1998, was $51,000 compared to no income from the sale of loan for the same period ended June 30, 1997.

         General and Administrative Expenses. General and administrative expenses increased $80,000, or 12.7%, for the six months ended June 30, 1998, to $711,000 compared to $631,000 for the six months ended June 30, 1997. Compensation and employee benefits for the six months ended June 30, 1998, was $316,000 compared to $265,000 for the six months ended June 30, 1997, an increase of $51,000 or 19.2%, primarily related to staffing of the new branch and normal salary increases. Occupancy and equipment increased $29,000, or 38.7%, for the six months ended June 30, 1998, to $104,000 from $75,000 for the six months ended June 30, 1997, due to additional expenses associated with the opening of the Hyde Park Branch.

         Income Taxes. Income taxes for the six months ended June 30, 1998, decreased $10,000 to $60,000 from $70,000 for the six months ended June 30, 1997. This was the result of a $28,000 decrease in pre-tax income to $178,000 for the six months ended June 30, 1998, compared to $206,000 for the same period of the prior year.

Year 2000 Compliance

         Many existing computer programs use only two digits to identify a year in the date field. These programs were designed without considering the impact of the upcoming change in the century. If not corrected, many computer applications and systems could fail or create erroneous results by or at the Year 2000. The Bank primarily utilizes a third party vendor and such vendor's proprietary software to process its electronic data. The third party data processor vendor is in the process of modifying, upgrading or replacing its computer software applications and systems as necessary to accommodate the "Year 2000" dating changes necessary to permit correct recording of year dates for 2000 or later years. The Vendor also has engaged various consultants to review its "Year 2000" issues and has begun to implement a "Year 2000" compliance program. The Bank has prepared a "Year 2000" Plan and is in the process of testing internal systems for compliance. The Bank is currently obtaining information concerning the compliance status of its suppliers and customers. In the event that any of the Bank's significant suppliers do not successfully and timely achieve "Year 2000" compliance, the Bank's business or operations could be adversely affected. The cost arise from "Year 2000" issues will not materially impact the institution.

Recent Accounting Pronouncements

         In May 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 122, "Accounting for Mortgage Servicing Rights." This statement requires that a mortgage banking enterprise recognize as separate assets rights to service mortgage loans for others, however those servicing rights are acquired. A mortgage banking enterprise that acquires mortgage servicing rights through either the purchase or origination of mortgage loans and sells or securities those loans with servicing rights retained would allocate the total cost of the mortgage loans to the mortgage servicing rights and the loans based on their relative fair value. Statement No. 122 is effective for fiscal years beginning after December 15, 1995. There was no impact from the adoption of this standard in 1996.

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

         In June 1997, the FASB issued SFAS No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" which established accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. The standards are based on a consistent application of a financial components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. SFAS No. 125 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No. 125 supersedes No. 122. SFAS No. 125 was effective for transactions occurring after December 31, 1996. The adoption of this standard did not have a material impact on the financial statements.

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

         Comprehensive income for the six months ended June 30, 1998 and 1997 was $146,000 and $119,000, respectively. The difference between net income and comprehensive income consists solely of the effect of unrealized gain and losses, net of taxes, on available for sale securities.

                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings.

         None.

Item 2.  Changes in Securities and Use of Proceeds.

         None.

Item 3.  Defaults Upon Senior Securities.

         None.

Item 4.  Other Information.

         None.

Item 6.  Exhibits and Reports on Form 8-K (ss249.308 of this Chapter).

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

         (b)  Reports on Form 8-K
              None.

----------------------
* Incorporated herein by reference to the Company's Form 10-KSB, filed on March 25, 1998.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    LENOX BANCORP, INC.


Dated: August 13, 1998          By: /s/ Virginia M. Deisch
                                    -----------------------------
                                    Virginia M. Deisch
                                    President and Chief Executive Officer
                                    (principal executive officer)

Dated: August 13, 1998          By: /s/ Michael P. Cooper
                                    -----------------------------
                                    Michael P. Cooper
                                    Chief Financial Officer and Treasurer
                                    (principal financial and accounting officer)

                                  EXHIBIT INDEX

                                                                                                              Pages
                                                                                                              -----
11.0     Statement re: Computation of Per Share Earnings......................................................18-19

27.0     Financial Data Schedule (submitted only with electronic filing)......................................  --