Form 10QSB
period 1998-09-30
LENOX BANCORP INC
filed 1998-11-13
CIK 1000050

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB
(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended September 30, 1998

                                       or


[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to _________________


                         Commission File Number 0-28162

                              LENOX BANCORP, INC.
       (Exact name of small business issuer as specified in its charter)

Ohio                                                                  31-1445959
(State or other jurisdiction of incorporation or organization)  (I.R.S. Employer
                                                             Identification No.)

5255 Beech Street, St. Bernard, Ohio                                       45217
(Address of principal executive offices)                              (Zip Code)

                                 (513) 242-6900
                          (Issuer's telephone number)

                                 Not Applicable
   (Former name, former address and former fiscal year, if changes since last report)


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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

      State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 396,729 shares of common stock, par value $0.01 per share, were outstanding as of November 13, 1998.

Transitional Small Business Disclosure Format (check one):    Yes        No  X
                                                                  ---       ---
75639.1

                              LENOX BANCORP, INC.
                                  FORM 10-QSB

                    For the Quarter Ended September 30, 1998

                                     INDEX
                                                                          Page
                                                                          ----

PART I.     FINANCIAL INFORMATION............................................3

Item 1.     Financial Statements-Unaudited...................................3

            Consolidated Balance Sheets at
            September 30, 1998 and December 31, 1997.........................3

            Consolidated Statements of Operations - For the Three
            Months and Nine Months Ended September 30, 1998 and 1997.........4

            Consolidated Statements of Cash Flows - For  the
            Nine Months Ended September 30, 1998 and 1997....................6

            Notes to Unaudited Consolidated Financial Statements.............7

Item 2.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations............................................8


PART II:    OTHER INFORMATION...............................................16

Item 1.      Legal Proceedings..............................................16
Item 2.      Changes in Securities and Use of Proceeds......................16
Item 3.      Defaults Upon Senior Securities................................16
Item 4.      Submission of Matters to a Vote of Security Holders............16
Item 5.      Other Information..............................................16
Item 6.      Exhibits and Reports on Form 8-K...............................16

SIGNATURES..................................................................17

                        PART I.  FINANCIAL INFORMATION
                              LENOX BANCORP, INC.
                              September 30, 1998

Item 1.     FINANCIAL STATEMENTS.


                              LENOX BANCORP, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                             At             At
                                                        September 30,   December 31,
                                                            1998           1997
                                                        -------------   ------------
                                                         (Unaudited)
                                                           (Dollars in thousands)
ASSETS
Cash and due from banks...............................     $ 3,407       $   664
Certificates of deposit...............................         180           173
Investment securities - available for sale, at
  fair value (amortized cost of $2,503 and $4,294
  at September 30, 1998 and December 31, 1997)........       2,518         4,291
Mortgage-backed securities - available for sale, at
  fair value (amortized cost of $892 and $1,026
  at September 30, 1998 and December 31, 1997)........         902         1,030
Collateralized mortgage obligations - available
  for sale, at fair value (amortized cost of
  $2,166 at September 30, 1998).......................       2,183            --
Collateralized mortgage obligations - held to
  maturity, (fair value of $5,981 and $4,761 at
  September 30, 1998 and December 31, 1997)...........       5,926         4,766
Loans receivable, net.................................      36,943        39,002
Accrued interest receivable:
    Loans.............................................         172           153
    Mortgage-backed securities........................           6             7
    Collateralized mortgage obligations...............          43            27
    Investments and certificates of deposit...........          18            84
Property and equipment, net...........................         575           598
Federal Home Loan Bank stock - at cost................         808           625
Prepaid expenses and other assets.....................         159            89
                                                           -------       -------
      Total assets....................................     $53,840       $51,509
                                                           =======       =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits:
    Savings, club and other accounts..................     $ 5,137       $ 5,461
    Money market and NOW accounts.....................       4,478         4,778
    Certificate accounts..............................      22,789        21,628
                                                           -------       -------
      Total deposits..................................      32,404        31,867
  Advances from Federal Home Loan Bank................      14,020        12,287
  Advance payments by borrowers for taxes and insurance         94           134
  Accrued expenses....................................         166           118
  Accrued federal income taxes........................           -            40
  Deferred federal income taxes.......................         105            98
                                                           -------       -------
      Total liabilities...............................     $46,789       $44,544
                                                           =======       =======

STOCKHOLDERS' EQUITY:
  Common stock - no par value: 2,000,000 authorized,
    425,677 issued and 400,258 outstanding at
    September 30, 1998 and  December 31, 1997.........     $    --       $    --
  Additional paid in capital..........................       3,713         3,713
  Retained earnings - substantially restricted........       4,178         4,073
  Unearned ESOP shares................................        (282)         (282)
  Shares acquired for Stock Incentive Plan............        (112)         (128)
  Treasury stock 28,948 shares at September 30, 1998
    and 25,419 shares at December 31, 1997............        (474)         (412)
  Unrealized gain on available for sale securities
    net of tax of $14 and $1 at September 30, 1998
    and December 31, 1997.............................          28             1
      Total stockholders' equity......................       7,051         6,965
                                                           -------       -------
  Total liabilities and stockholders' equity..........     $53,840       $51,509
                                                           =======       =======

                              LENOX BANCORP, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS


                                                           Three Months Ended
                                                             September 30,
                                                         ----------------------
                                                           1998          1997
                                                         ---------     --------
                                                              (Unaudited)
                                                         (Dollars in thousands
                                                         except per share data)

INTEREST INCOME AND DIVIDEND INCOME:
   Loans..................................................   $ 728        $ 744
   Mortgage-backed securities.............................      15           20
   Collateralized mortgage obligations....................     131           --
   Investments and interest bearing deposits..............      72          109
   FHLB stock dividends...................................      15           10
                                                             -----        -----
      Total...............................................   $ 961        $ 883
                                                             =====        =====

INTEREST EXPENSE:
   Deposits...............................................   $ 401        $ 360
   Borrowed money and capitalized leases..................     201          156
                                                             -----        -----
      Total...............................................     602          516
   Net interest income before provision for loan losses...     359          367
Provision for loan losses.................................       5            5
                                                             -----        -----
   Net interest income after provision for loan losses....   $ 354        $ 362
                                                             =====        =====

OTHER INCOME:
   Service fee income.....................................   $  35        $  46
   Gain on sale of assets.................................       1           --
   Gain on sale of loans..................................      22           --
   Gain on sale of investments............................      12           --
                                                             -----        -----
      Total...............................................   $  70        $  46
                                                             =====        =====

GENERAL AND ADMINISTRATIVE EXPENSES:
   Compensation and employee benefits.....................   $ 171        $ 146
   Occupancy and equipment................................      54           33
   Federal insurance premium..............................       5            8
   Franchise taxes........................................      21           23
   Other expenses.........................................     106           92
                                                             -----        -----
      Total...............................................     357          302
   Income before provision for income taxes...............      67          106
Provision for income taxes................................      23           36
                                                             -----        -----
   Net income.............................................   $  44        $  70
                                                             =====        =====
Basic earnings per share..................................   $0.11        $0.17
                                                             =====        =====
Diluted earnings per share................................   $0.11        $0.17
                                                             =====        =====

                              LENOX BANCORP, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS


                                                               Nine Months Ended
                                                                 September 30,
                                                            ----------------------
                                                              1998         1997
                                                            --------     ---------
                                                                 (Unaudited)
                                                      (Dollars in thousands, except per
                                                                 share data)
INTEREST INCOME AND DIVIDEND INCOME:
   Loans...................................................   $2,224      $2,221
   Mortgage-backed securities..............................       50          59
   Collateralized mortgage obligations.....................      354           _
   Investments and interest-bearing deposits...............      231         349
   FHLB stock dividends....................................       41          26
                                                              ------      ------
      Total................................................   $2,900      $2,655
                                                              ======      ======

INTEREST EXPENSE:
   Deposits................................................   $1,162      $1,105
   Borrowed money and capitalized leases...................      610         398
                                                              ------      ------
      Total................................................    1,772       1,503
   Net interest income before provision for loan losses....    1,128       1,152
Provision for loan losses..................................       10          11
                                                              ------      ------
   Net interest income after provision for loan losses.....   $1,118      $1,141
                                                              ======      ======

OTHER INCOME:
   Service fee income......................................   $  108      $  104
   Gain on sale of assets..................................        1          --
   Gain on sale of loans...................................       73          --
   Gain on sale of investments.............................       12          --
                                                              ------      ------
      Total................................................   $  194      $  104
                                                              ======      ======

GENERAL AND ADMINISTRATIVE EXPENSES:
   Compensation and employee benefits......................   $  487      $  411
   Occupancy and equipment.................................      158         108
   Federal insurance premiums..............................       14          24
   Franchise taxes.........................................       61          58
   Other expenses..........................................      347         332
                                                              ------      ------
      Total................................................    1,067         933
   Income before provision for income taxes................      245         312
Provision for income taxes.................................       83         106
                                                              ------      ------
   Net income..............................................   $  162      $  206
                                                              ======      ======
Basic earnings per share...................................   $ 0.41      $ 0.49
                                                              ======      ======
Diluted earnings per share.................................   $ 0.41      $ 0.49
                                                              ======      ======

                              LENOX BANCORP, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                               September 30, 1998


                                                              For the Nine Months Ended
                                                                   September 30,
                                                              -------------------------
                                                                 1998           1997
                                                              ---------      ----------
                                                                    (Unaudited)
                                                              (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................   $    162       $   206
  Adjustments to reconcile net income to net
    cash provided (used) by operating activities:
      Depreciation and amortization.........................         52            38
      Provision (credit) for losses on loans................         10            11
      Amortization of deferred loan fees....................        (22)           (4)
      Deferred loan origination fees (cost).................          3            17
      FHLB stock dividends..................................        (42)          (26)
      Gain on sale of assets................................         (1)           --
      Gain on sale of investments...........................        (12)           --
      Gain on sale of loans.................................        (73)           --
      Amortization of stock incentive plan award............         18            --
      ESOP expense, net of tax benefit......................         34            --
      Effect of change in operating assets and liabilities:
        Accrued interest receivable.........................         32            16
        Prepaid expenses....................................        (70)           (2)
        Advances by borrowers for taxes and insurance.......        (40)          (23)
        Accrued expenses....................................         48            94
        Accrued federal income taxes........................        (40)            5
        Deferred federal income taxes.......................          7            --
                                                               --------       -------
        Net cash provided (used) by operating activities....         66           332
CASH FLOWS FROM INVESTING ACTIVITIES:
  Property and equipment additions..........................        (28)         (321)
  Repayments of mortgage-backed securities..................        128            97
  Purchase of certificates of deposits......................         (7)           (8)
  Loan disbursements........................................    (12,231)       (6,910)
  Loan principal repayments.................................      9,564         5,191
  Proceeds from sale of mortgage loans......................      4,861            --
  Proceeds from sale of assets..............................          1            --
  Proceeds from sale of investments.........................        612            --
  Purchase of FHLB stock....................................       (141)         (121)
  Purchase of investments - HTM.............................     (1,858)           --
  Purchase of investments - AFS.............................     (3,871)           --
  Maturity on investments - HTM.............................        698            --
  Maturity of investments - AFS.............................      2,800           950
                                                               --------       -------
    Net cash used by investing activities...................        528        (1,121)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in deposits.......................        537        (2,539)
  Borrowings from FHLB......................................      4,050         4,875
  Repayments of FHLB advances...............................     (2,317)         (444)
  Payments on capitalized lease obligations.................         --            (5)
  Purchase Treasury Stock...................................        (63)         (259)
  Purchase stock for incentive Program......................         --          (274)
  Dividends paid............................................        (58)          (64)
                                                               --------       -------
    Net cash provided by financing activities...............      2,149         1,290
                                                               --------       -------
Increase (decrease) in cash and cash equivalents............      2,743           501
Cash and cash equivalents at beginning of period............        664         1,115
                                                               --------       -------
Cash and cash equivalents at end of period..................   $  3,407       $ 1,616
                                                               ========       =======
SUPPLEMENTAL DISCLOSURE:
  Cash paid for:
    Interest expense........................................   $  1,795       $ 1,452
    Income taxes............................................        130           101

                              LENOX BANCORP, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997


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

      The consolidated balance sheet as of September 30, 1998, and the related consolidated statement of operations and cash flows for the three and nine months ended September 30, 1998, and 1997 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted of normal recurring items. Interim results are not necessarily indicative of results for a full year.

      The financial statements and notes are presented as permitted by Form 10-QSB. The interim statements are unaudited and should be read in conjunction with the financial statements and notes thereto contained in the Bank's annual report as presented in Lenox's Form 10-KSB for the fiscal year ended December 31, 1997.

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

3.    Basic Earnings Per Share
      ------------------------

      Net income for the three months ended September 30, 1998, was $44,000 or $0.11 per share on an average of 396,729 shares, and the net income for the quarter ended September 30, 1997, was $70,000 or $0.17 per share on an average of 409,542. Earnings for the nine months ended September 30, 1998 was $162,000 or $0.41 per share on an average of 397,294 share compares to $206,000 or $0.49 per share on an average of 409,542 for the nine months ended September 30, 1997.

Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

      The following analysis discusses changes in the financial condition and results of operations at and for the three and nine months ended September 30, 1998, and should be read in conjunction with the Bank's Consolidated Financial Statements and the notes thereto, appearing in Part I, Item 1 of this document.

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

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 1998 AND DECEMBER 31, 1997

      ASSETS. Total assets increased by $2.3 million, or 4.6%, to $53.8 million, at September 30, 1998, from $51.5 million at December 31, 1997. Asset growth was primarily the result of increases in cash and due from banks which increased $2.7 million. Additionally, investment securities, mortgage-backed securities and Collateralized Mortgage Obligations ("CMOs") increased $1.4 million, or 14%, to $11.5 million at September 30, 1998, from $10.1 million at December 31, 1997, reflecting a $41,000 increase in market value, the purchase of $4.0 million in CMOs and the purchase of $1.7 million in other investments. This increase was offset by principal reductions of $129,000, or 13.0%, of mortgage-backed securities, $2.9 million in investment securities being called, principal repayments of $700,000, and the sale of $600,000 in investments during the same time period. Loans receivable, net decreased $2.0 million, or 5.3%, to $37.0 million from $39.0 million. The decrease in net loans was a result of loan disbursements totaling $12.2 million, principal repayments of $9.6 million and loan sales to

Freddie Mac totaling $4.8 million. The required amount of Federal Home Loan Bank ("FHLB") stock increased $183,000, or 29.3%, from $625,000 at December 31, 1997, to $808,000 at September 30, 1998, due to the Bank's increase in borrowings from the FHLB.

      LIABILITIES. Total liabilities increased by $2.3 million, or 5.1%, from $44.5 million at December 31, 1997, to $46.8 million at September 30, 1998, due to an increase in advances from the FHLB and an increase in deposits. FHLB advances increased $1.7 million, or 14.1%, from $12.3 million at December 31, 1997, to $14.0 million at September 30, 1998, in order to purchase other investments. The new advances of $4.1 million were offset by payoff and principal reduction of $2.4 million. Deposits increased $537,000, or 1.7%, from $31.9 million at December 31, 1997, to $32.4 million at September 30, 1998. Certificate accounts increased $1.1 million, or 5.4%, due to more attractive rates being offered, while money market and NOW accounts decreased $300,000, or 6.3%, along with savings, club and other accounts decreasing $324,000, or 5.9%.

      STOCKHOLDERS' EQUITY. Stockholders' equity increased $86,000, or 1.2%, from $7.0 million at December 31, 1997, to $7.1 million at September 30, 1998. The increase was a combination of the $27,000, net of tax, increase of unrealized gain on securities available for sale and net income of $162,000, offset by the cost associated with the Company's repurchase of 3,529 shares of its common stock totaling $63,000 and the paying of three quarterly dividends of $0.05 per share for the nine months ended September 30, 1998.

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

      The primary investment activity of the Company for the nine months ended September 30, 1998, was the origination of mortgage and consumer loans in the amount of $12.2 million and the purchase of $4.0 million of CMOs. This activity was funded primarily by the repayment of mortgage loans which, for the nine months ended September 30, 1998, totalled $9.6 million and, to a lesser extent, FHLB advances.

      The Bank is required to maintain a minimum level of liquidity (net cash, short term and marketable assets divided by total withdrawable deposits and short term liabilities), as defined by the Federal Deposit Insurance Corporation ("FDIC"). The Bank's liquidity at September 30, 1998, was 26.6%. The Bank's most liquid assets are cash and due from banks, and marketable securities. The level of the Bank's liquid assets are dependent on the Bank's operation, financing, lending and investing activities during any given period. At September 30, 1998, assets qualifying for short term liquidity, including cash and short term investment, totaled $8.9 million.

      At September 30, 1998, the Bank exceeded all the capital requirements of the FDIC. The Bank's Tier 1 leverage and total capital to risk-weighted capital ratios were 11.19% and 24.54%, respectively.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998, AND 1997

      GENERAL. Net income for the three months ended September 30, 1998, decreased $26,000 to $44,000 from $70,000 for the three months ended September 30, 1997. This decrease was primarily due to the expenses related to the Hyde Park branch that opened in October 1997.

      INTEREST INCOME AND DIVIDEND INCOME. Interest income and dividend income for the three months ended September 30, 1998, was $961,000 compared to $883,000 for the three months ended September 1997, an increase of $78,000, or 8.8%. This increase was primarily attributable to a $131,000 increase in interest income on CMOs for the three months ended September 30, 1998. There were no CMOs for the same period in 1997. Interest earned on loans decreased $16,000 or 2.2%, to $728,000 for the three months ended September 30, 1998, from $744,000 for the three months ended September 30, 1997, due to management's decision to sell low yielding fixed-rate loans, to protect the Bank when interest rates begin to rise. Interest from investments and interest-bearing deposits decreased $37,000, or 33.9%, for the three months ended September 30, 1997, from $109,000 to $72,000 for the same period ended September 30, 1998. The decrease is due to a reduction in the investment portfolio caused by the exercise of calls.

      INTEREST EXPENSE. Interest expense for the three months ended September 30, 1998, was $602,000 compared to $516,000 for the three months ended September 30, 1997, an increase of $86,000 or 16.7%, due to increases in interest expense on deposits, borrowed money and capitalized loans. Interest expense on deposits was $401,000 for the three months ended September 30, 1998, as compared to $360,000 for the three months ended September 30, 1997, an increase of $41,000, or 11.4%. The increase was due to higher average deposits and higher yielding deposits for the three months ended September 30, 1998. Interest expense on borrowed money and capitalized leases was $201,000 for the three months ended September 30, 1998, as compared to $156,000 for the three months ended September 30, 1997, an increase of $45,000, or 28.8%. The increase was due to an increase in outstanding Federal Home Loan Bank advances for the period ended September 30, 1998, as compared to the period ended September 30, 1997.

      NET INTEREST INCOME. Net interest income before the provision for loan losses decreased $8,000, or 2.2%, for the three months ended September 30, 1998, to $359,000 from $367,000 for the three months ended September 30, 1997.

      OTHER INCOME. Other income increased $24,000, or 52.2%, for the three months ended September 30, 1998, to $70,000 from $46,000 for the three months ended September 30, 1997 primarily due to gains on the sale of loans and investments offset by a decrease in service fee income. In February 1998, the Bank received approval to sell loans to the Freddie Mac. During the three months ended September 30, 1998, the Bank sold $1.2 million in loans. Gain on the sale of loans for the three months ended September 30, 1998, was $22,000 compared to no income from the sale of loan for the same period ended September 30, 1997. The Bank also sold investments during the three months ending September 30, 1998, with a gain of $12,000 compared to no gain on the sale of investments for the same period ending September 30, 1997. Service fee income decreased $11,000 or 23.9% from $46,000 for the three months ended September 30, 1997, to $35,000 for the three months ended September 30, 1998.

      GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the three months ended September 30, 1998, were $357,000 compared to $302,000 for the three months ended September 30, 1997, an increase of $55,000, or 18.2%. Compensation and employee benefits increased $25,000, or 17.1%, to $171,000 for the three months ended September 30, 1998, primarily related to staffing of the new branch. Occupancy and equipment increased $21,000 or 63.6% for the three months ended September 30, 1998, to $54,000 from $33,000 for the three months ended September 30, 1997, due to the additional expenses of the Hyde Park branch. Other expenses increased $14,000 to $106,000 for the three months ending September 30, 1998, from $92,000 for the three months ending September 30, 1997.

      INCOME TAXES. Income taxes for the three months ended September 30, 1998, decreased $13,000 to $23,000 from $36,000 for the three months ended September 30, 1997. This was the result of a $39,000 decrease in pre-tax income to $67,000 for the three months ended September 30, 1998, compared to $106,000 for the same period in 1997.

COMPARISON OF RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998, AND 1997

      GENERAL. Net income for the nine months ended September 30, 1998, decreased by $44,000 to $162,000 from $206,000 for the nine months ended September 30, 1997. This decrease was primarily due to the expenses related to the Hyde Park branch that opened in October 1997.

      INTEREST INCOME AND DIVIDEND INCOME. Interest income and dividend income for the nine months ended September 30, 1998, was $2.9 million compared to $2.7 million for the nine months ended September 30, 1997, an increase of $245,000, or 9.2%. The increase was primarily due to the increase in interest income on CMOs for the nine months ended September 1998, from zero for the nine months ended September, 1997 to $354,000 for the same period in 1998 due to a $4.0 million purchase in the first quarter of 1998. This increase was offset by a $118,000, or 33.8%, decrease in investment interest, from $349,000 for the nine months ended September 30, 1997, to $231,000 for the nine months ended September 30, 1998 due to a decrease in the investment portfolio. Interest earned on loans remained relatively stable at $2.2 million for the nine months ended September 30, 1998, an increase of $3,000 or 0.1%.

      INTEREST EXPENSE. Interest expense increased $269,000, or 17.9%, for the nine months ended September 30, 1998, to $1.8 million from $1.5 million for the nine months ended September 30, 1997. Interest expense on deposits increased $57,000, or 5.1%, to $1.2 million for the nine months ended September 30, 1998 compared to $1.1 million for the nine months ended September 30, 1997. Interest expense on borrowed money and capitalized leases increased $212,000, or 53.3%, from $398,000 for the nine months ended September 30, 1997, to $610,000 for the nine months ended September 30, 1998. The increase was due to an increase in outstanding Federal Home Loan Bank advances for the period ended September 30, 1998, which was used to purchase CMOs.

      NET INTEREST INCOME. Net interest income before the provision for loan losses for the nine months ended September 30, 1998, was $1.1 million compared to $1.2 million for the nine months ended September 30, 1997, a decrease of $24,000, or 2.1%. This decrease was a result of the flat yield curve that the industry is experiencing. The refinancing of loans and the higher yielding investments being called reduced the Bank's net interest margin from 3.26% at September 30, 1997 to 2.80% at September 30, 1998.

      OTHER INCOME. Other income increased to $194,000 for the nine months ended September 30, 1998, from $104,000 for the nine months ended September 30, 1997, an increase of $90,000, or 86.5% primarily due to gains on the sale of loans and investments. In February 1998, the Bank received approval to sell loans to Freddie Mac. During the nine months ended September 30, 1998, the Bank sold $4.8 million in loans. Gain on the sale of loans for the nine months ended September 30, 1998, was $73,000 compared to no income from the sale of loans for the same period ended September 30, 1997. Gain on sale of investments for the nine months ending September 30, 1998 was $12,000, compared to no gains in the same period ended September 30, 1997. Service fee income increased $4,000, or 3.8%, from $104,000 for the nine months ended September 30, 1997, to $108,000 for the nine months ended September 30, 1998.

      GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased $134,000, or 14.3%, for the nine months ended September 30, 1998, to $1.1 million compared to $933,000 for the nine months ended September 30, 1997. Compensation and employee benefits for the nine months ended September 30, 1998, was $487,000 compared to $411,000 for the nine months ended September 30, 1997, an increase of $76,000, or 18.5%, primarily related to staffing of the new branch and normal salary increases. Occupancy and equipment increased $50,000, or 46.3%, for the nine months ended September 30, 1998, to $158,000 from $108,000 for the nine months ended September 30, 1997, due to additional expenses associated with the opening of the Hyde Park Branch. Other expenses increased $15,000 or 4.5%, to $347,000 for the nine months ended September 30, 1998, compared to $332,000 for the nine months ended September 30, 1997.

      INCOME TAXES. Income taxes for the nine months ended September 30, 1998, decreased $23,000 to $83,000 from $106,000 for the nine months ended September 30, 1997. This was the result of a $67,000 decrease in pre-tax income to $245,000 for the nine months ended September 30, 1998, compared to $312,000 for the same period of the prior year.

YEAR 2000 COMPLIANCE

      Many existing computer programs use only two digits to identify a year in the date field. These programs were designed without considering the impact of the upcoming change in the century. If not corrected, many computer applications and systems could fail or create erroneous results by or at the "Year 2000." The Bank primarily utilizes a third party vendor and such vendor's proprietary software to process its electronic data. The third party data processor vendor is in the process of modifying, upgrading or replacing its computer software applications and systems as necessary to accommodate the Year 2000 dating changes necessary to permit correct recording of year dates for 2000 or later years. The third party vendor also has engaged various consultants to review its Year 2000 issues and has begun to implement a Year 2000 compliance program. The Bank has prepared a Year 2000 Plan and is in the process of testing internal systems for compliance. The Bank has received representation from its primary third party data processing vendor that it has nearly completed all of the Year 2000 problems in its software and will be Year 2000 compliant. The Bank anticipates that all of its vendors also will have resolved any Year 2000 problems in their software by December 31, 1998. All Year 2000 issues for the Bank, including testing, are expected to be addressed and any problems remedied by March 31, 1999.

      The Bank's operations may also be affected by the Year 2000 compliance of its significant suppliers and other vendors, including those vendors that provide non-information and technology systems. The Bank has begun the process of requesting information related to the Year 2000 compliance of its significant suppliers and other vendors. However, the Bank does not currently have complete information concerning the compliance status of its significant suppliers and other vendors. In the event that the Bank's significant suppliers or other vendors do not successfully achieve Year 2000 compliance in a timely manner, the Bank's business or operations could be adversely affected. The Bank has prepared a contingency plan in the event there are any system interruptions. As part of the contingency plan, the Bank intends to engage alternative suppliers and other vendors if its current significant suppliers or vendors fail to met Year 2000 operating requirements. There can be no assurances, however, that such plan or the performances by any of the Bank's suppliers and vendors will be effective to remedy all potential problems.

      The Bank is currently engaging in an upgrade of its technology systems in addition to implementing its Year 2000 policy. The Bank has held that the cost arising from Year 2000 issues will not materially impact the institution, and as of September 30, 1998, the Bank has incurred costs of approximately $7,000. Material costs, if any, that may arise from the failure to achieve Year 2000 compliance by either the Bank's third party data processing vendor or its significant suppliers and other vendors is not currently determinable. To the extent that the Bank's systems are not fully Year 2000 compliant, there can be no assurance that potential system interruptions or cost necessary to upgrade software would not have a material adverse effect on the Bank's business, financial condition, results of operation, cash flow or business prospects. In the event that the Bank's progress towards becoming Year 2000 compliant is deemed inadequate, regulatory action may be taken.

RECENT ACCOUNTING PRONOUNCEMENTS

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

      SFAS No. 130, "Reporting Comprehensive Income" was issued by the FASB in June 1997. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. For interim period reporting, an enterprise is required to report a total for comprehensive income. The Company adopted SFAS No. 130 on January 1, 1998.

      Comprehensive income for the nine months ended September 30, 1998 and 1997 was $197,000 and $247,000, respectively. The difference between net income and comprehensive income consists solely of the effect of unrealized gain and losses, net of taxes, on available for sale securities.

                          PART II.  OTHER INFORMATION


Item 1.    Legal Proceedings.
           -----------------

           None.

Item 2.    Changes in Securities and Use of Proceeds.
           -----------------------------------------

           None.

Item 3.    Defaults Upon Senior Securities.
           -------------------------------

           None.

Item 4.    Other Information.
           -----------------

           None.

Item 6.    Exhibits and Reports on Form 8-K (ss.249.308 of this Chapter).
           ------------------------------------------------------------

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


                                  LENOX BANCORP, INC.


Dated: November 13, 1998          By: /s/ Virginia M. Deisch
                                     ____________________________
                                  Virginia M. Deisch
                                  President and Chief Executive Officer
                                  (principal executive officer)

Dated: November 13, 1998          By: /s/ Michael P. Cooper
                                     ____________________________
                                  Michael P. Cooper
                                  Chief Financial Officer and Treasurer
                                  (principal financial and accounting officer)

                                 EXHIBIT INDEX

                                                                         Pages
                                                                         -----

11.0  Statement re: Computation of Per Share Earnings                    19-20

27.0  Financial Data Schedule (submitted only with electronic filing)      --