Form 10KSB
period 1998-12-31
LENOX BANCORP INC
filed 1999-03-31
CIK 1000050

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

                      Annual report under Section 13 of the
                         Securities Exchange Act of 1934

                   For the fiscal year ended DECEMBER 31, 1998

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

        Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes     [ X ]      No  [   ].

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. | X |

        State issuer's revenues for its most recent fiscal year: $214,000

        State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: 6,330,414 as of March 17, 1999 (346,872 shares at $18.25 per share).

        As of March 26, 1999, the issuer has 404,668 shares outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

        PORTIONS OF THE ANNUAL REPORT TO STOCKHOLDERS FOR THE YEAR ENDED DECEMBER 31, 1998 ARE INCORPORATED BY REFERENCE INTO PART II OF THIS FORM 10-KSB.

        PORTIONS OF THE PROXY STATEMENT FOR THE ANNUAL MEETING OF STOCKHOLDERS ARE INCORPORATED BY REFERENCE INTO PART III OF THIS FORM 10-KSB.

                                   INDEX


                                                                             PAGE
                                                                             ----
PART I

Item 1.   Description of Business .......................................      1
          Additional Item.  Executive Officers of Registrant

Item 2.   Description of Property........................................     30

Item 3.   Legal Proceedings..............................................     30

Item 4.   Submission of Matters to a Vote of Security Holders............     30


PART II

Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters............................................     31

Item 6.   Management's Discussion and Analysis or Plan
          of Operations..................................................     31

Item 7.   Financial Statements...........................................     31

Item 8.   Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure.........................     31

PART III

Item 9.   Directors, Executive Officers, Promoters and Control Person;
            Compliance with Section 16(a) of the Exchange Act............     32

Item 10.  Executive Compensation.........................................     32

Item 11.  Security Ownership of Certain Beneficial Owners
          and Management.................................................     32

Item 12.  Certain Relationships and Related Transactions.................     32

PART IV

Item 13.  Exhibits and Reports on Form 8-K...............................     33

SIGNATURES...............................................................     35

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

GENERAL

        Lenox Bancorp, Inc. (the "Company" or the "Registrant") was incorporated under Ohio law on July 24, 1995. On July 17, 1996, the Registrant acquired Lenox Savings Bank (the "Bank" or "Lenox") as a part of the Bank's conversion from a mutual to a stock Ohio chartered savings bank. The Registrant is a savings and loan holding company and is subject to regulation by the Office of Thrift Supervision (the "OTS"), the Federal Deposit Insurance Corporation (the "FDIC") and the Securities and Exchange Commission (the "SEC"). Currently, the Registrant does not transact any material business other than through the Bank. At December 31, 1998, the Company had total assets of $55.1 million and stockholders' equity of $7.1 million (13.0% of total assets).

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

        The Bank is primarily engaged in attracting deposits from the general public in its primary market area and investing such deposits and other available funds in mortgage loans secured by one- to four-family residences. At December 31, 1998, the Bank had invested $34.7 million, or 90.2%, of its total loan portfolio in one- to four-family mortgage loans. The Bank also invests in consumer, multi-family and construction loans. Due to the close ties that have existed between the Bank and Procter & Gamble, the Bank continues to have a high concentration of borrowers and depositors who are Procter & Gamble employees. During the fourth quarter of 1998, the Bank began using third party originators to develop multi-family lending and to increase its loan production. The Bank also opened a branch office in Hyde Park in October 1997. The new office has facilitated the Bank's ability to attract new deposits and loan customers. In times of low mortgage demand, the Bank has sought to invest available funds in short-term investment securities including U.S. Government and Agency securities, and most recently, through the purchase of collaterialized mortgage obligations ("CMOs").

MARKET AREA AND COMPETITION

        The Bank primarily originates one- to four-family residential mortgage loans within its primary market area. The Bank's deposit gathering and lending markets are concentrated in Hamilton County, Ohio, however, the Bank also offers loans in Warren, Butler and Clermont counties, Ohio and Boone, Campbell and Kenton counties, Kentucky. The Bank's high concentration of lending to and deposit gathering from Procter & Gamble employees has resulted in the Bank directly competing with institutions throughout the Cincinnati area, and in recent years directly with a Cincinnati commercial bank that has opened branch offices at Procter & Gamble facilities.

        The Cincinnati area, which includes Hamilton County, has a stable economic base supported by a variety of industries and employment sectors. Cincinnati is the second largest metropolitan area in the state of Ohio and has developed the economic characteristics of most large cities in the midwestern United States. For example, although Cincinnati's economy was founded on manufacturing, which remained the dominant employment sector throughout much of the twentieth century, manufacturing industries now trail services and wholesale and retail trade in terms of employment. Following the national trend, service industries were the fastest growing employment sector and is now the largest employment sector in the Hamilton County. The second largest employment sector is the wholesale and retail trade sector. Although less prominent, manufacturing remains a large employment sector, providing employment in such industries as transportation equipment, food products, industrial machinery and chemicals. The remaining employment is provided by government, finance, insurance and real estate, construction, transportation and public utilities.

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

        The Cincinnati area's increasingly diverse economic mix provides the metropolitan area with a strong degree of economic stability. Employment increases in the service and wholesale/retail trade industries, coupled with less dependence on manufacturing employment has further insulated the economy from recessionary trends.

        The Bank faces significant competition both in making loans and in attracting deposits. The Bank's competitors are the financial institutions operating in its primary market area, many of which are significantly larger and have greater financial resources than the Bank. The Bank's competition for loans comes principally from commercial banks, savings and loan associations, mortgage banking companies, credit unions and insurance companies. Its most direct competition for deposits has historically come from savings and loan associations and commercial banks. The Cincinnati area is the home to many commercial banks and savings institutions. As of December 31, 1998, the Bank estimates that it represented less than 1% of the total assets and market share for loans and deposits, among financial institutions serving the Cincinnati area. In addition, the Bank faces increasing competition for deposits from non-bank institutions such as brokerage firms and insurance companies in such areas as short-term money market funds, corporate and government securities funds, mutual funds and annuities. Competition may also increase as a result of the lifting of restrictions on the interstate operations of financial institutions.

LENDING ACTIVITIES

        LOAN PORTFOLIO COMPOSITION. The Bank's loan portfolio consists primarily of one- to four-family loans, but also originates consumer, multi-family and construction loans. At December 31, 1998, the Bank's one- to four-family, multi-family, construction and consumer loans totalled $34.7 million, $1.9 million, $1.6 million and $800,000, respectively. The types of loans that the Bank may originate are subject to federal and state law and regulations. Interest rates charged by the Bank on loans are affected by the demand for such loans and the supply of money available for lending purposes and the rates offered by competitors. These factors are, in turn, affected by, among other things, economic conditions, monetary policies of the federal government, including the Federal Reserve Board and legislative tax policies.

        The following table sets forth the composition of the Bank's loan portfolio in dollar amounts and in percentages of the respective portfolios at the dates indicated.

                                                                     AT DECEMBER 31,
                                                                     ---------------
                                                 1998                     1997                      1996
                                          --------------------   -----------------------    ---------------------
                                                      PERCENT                  PERCENT                   PERCENT
                                          AMOUNT     OF TOTAL      AMOUNT      OF TOTAL       AMOUNT     OF TOTAL
                                         ---------   ---------   ----------    ---------     --------    --------
                                                                 (DOLLARS IN THOUSANDS)
REAL ESTATE LOANS:
  One- to four-family(1) ...........      $34,745       90.18%      $35,855       91.93%      $35,124       93.68%
  Multi-family .....................        1,561        4.05           798        2.05            --          --
  Construction(2) ..................          775        2.01           521        1.34           120        0.32
                                          -------      ------       -------      ------       -------      ------
     Total real estate loans .......       37,081       96.24        37,174       95.32        35,244       94.00

OTHER LOANS:
  Consumer loans(3) ................        1,884        4.89         2,092        5.36         2,399        6.39
                                          -------      ------       -------      ------       -------      ------
     Total loans ...................       38,965      101.13        39,266      100.68        37,643      100.39
                                          -------      ------       -------                   -------

LESS:
  Deferred loan fees ...............           18        0.04            53        0.14            42        0.11
  Loans in process .................          353        0.92           145        0.37            48        0.13
  Allowance for loan losses ........           66        0.17            66        0.17            58        0.15
                                          -------      ------       -------      ------       -------      ------
  Total reductions .................          437        1.13           264        0.68           148        0.39
                                          -------      ------       -------      ------       -------      ------
TOTAL LOANS RECEIVABLE, NET ........      $38,528      100.00%      $39,002      100.00%      $37,495      100.00%
                                          =======      ======       =======      ======       =======      ======





                                                        AT DECEMBER 31,
                                                        ---------------
                                                  1995                   1994
                                         -----------------------  --------------------
                                                     PERCENT                   PERCENT
                                           AMOUNT    OF TOTAL       AMOUNT     OF TOTAL
                                         ---------  -----------   ----------  ----------
                                                    (DOLLARS IN THOUSANDS)
REAL ESTATE LOANS:
  One- to four-family(1) ...........      $30,633       91.76%      $29,265       92.60%
  Multi-family .....................           --          --            --          --
  Construction(2) ..................           53         .16            --          --
                                          -------      ------       -------      ------
     Total real estate loans .......       30,686       91.92        29,265       92.60

OTHER LOANS:
  Consumer loans(3) ................        2,817        8.44         2,465        7.80
                                          -------      ------       -------      ------
     Total loans ...................       33,503      100.36        31,730      100.40
                                          -------                   -------

LESS:
  Deferred loan fees ...............           43        0.13            59        0.19
  Loans in process .................           16        0.05            --          --
  Allowance for loan losses ........           60        0.18            66        0.21
                                          -------      ------       -------      ------
  Total reductions .................          119        0.36           125        0.40
                                          -------      ------       -------      ------
TOTAL LOANS RECEIVABLE, NET ........      $33,384      100.00%      $31,605      100.00%
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

        LOAN MATURITY. The following table shows the maturity of the Bank's loans at December 31, 1998. The table does not include principal repayments. Principal repayments totaled $17.1 million, $8.2 million and $7.3 million for the years ended December 31, 1998, 1997 and 1996, respectively. At December 31, 1998, the Bank held $220,000 of loans available for sale recorded at the lower of cost or market. The table does not include the effect of future loan prepayment activity. While the Bank cannot project future loan prepayment activity, the Bank anticipates that in periods of stable interest rates, prepayment activity would be lower than prepayment activity experienced in periods of declining interest rates. In general, the Bank originates adjustable and fixed-rate one- to four-family loans with maturities from 15 to 30 years, one- to four-family loans with balloon features which mature from 5 to 7 years and consumer loans with maturities of up to 5 years.


                                                            AT DECEMBER 31, 1998
                                             --------------------------------------------------
                                               ONE- TO
                                                FOUR-       MULTI-                   TOTAL LOANS
                                              FAMILY(1)     FAMILY     CONSUMER(2)   RECEIVABLE
                                             -----------  ----------   -----------   -----------
                                                                  (IN THOUSANDS)
Amounts due:
  One year or less......................      $    151      $   --       $   619     $     770
  After one year:
    More than one year to three years...         1,140          --           741         1,881
    More than three years to five years.         1,916          --           403         2,319
    More than five years to ten years...         4,762         850            --         5,612
    More than 10 years to twenty years..         7,835         711            --         8,546
    More than twenty years..............        19,716         --            121        19,837
                                                ------     -------        ------        ------
      Total due after December 31, 1999.        35,369       1,561         1,265        38,195
                                                ------      ------         -----        ------
      Total amount due..................       $35,520      $1,561        $1,884       $38,965
                                               =======      ======        ======       =======
  Less:
    Undisbursed loan funds..............                                                   353
    Deferred loan fees, net.............                                                    18
    Allowance for loan losses...........                                                    66
                                                                                       -------
         Total loans, net...............                                               $38,528
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

        The following table sets forth at December 31, 1998, the dollar amount of gross loans receivable, contractually due after December 31, 1998, and whether such loans have fixed interest rates or adjustable interest rates.



                                             DUE AFTER DECEMBER 31, 1998
                                -----------------------------------------------------
                                     FIXED            ADJUSTABLE           TOTAL
                                ----------------   ----------------   ---------------
                                                   (IN THOUSANDS)
One- to four-family...........           $18,717            $16,652           $35,369
Multi-family..................                --              1,561             1,561
Consumer......................               999                266             1,265
                                        --------            -------           -------
   Total loans................           $19,716            $18,479           $38,195
                                         =======            =======           =======


     LOAN ORIGINATIONS. The following table sets forth the Bank's loan originations, purchases, sales and principal repayment information for the periods indicated:

                                           FOR THE YEAR ENDED DECEMBER 31,
                                           -------------------------------
                                            1998        1997         1996
                                         ----------  ----------   ----------
                                                   (IN THOUSANDS)
Gross loans:
Loans receivable, beginning of period.      $39,068     $37,553      $33,444
Loans originated:
   One- to four-family(1).............       20,505       7,524        9,278
   Multi-family.......................          189          --           --
   Consumer(2)........................        1,678       1,360        1,311
Loans purchased.......................        2,468         798          884
   Loan sold..........................       (8,179)         --           --
Principal repayments..................      (17,170)     (8,156)      (7,365)
Other changes, net....................           35         (11)           1
                                          ---------   ----------  ----------
   Increase (decrease) in loans receivable     (474)      1,515        4,109
                                           ---------    -------      -------
Loans receivable, end of period.......      $38,594     $39,068      $37,553
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

        At December 31, 1998, the Bank's total loans, net, outstanding were $38.5 million, of which $34.7 million or 90.2% of the Bank's total loan portfolio were one- to four-family residential mortgage loans. Of the one- to four-family residential mortgage loans outstanding at that date, 52.5% were fixed-rate loans, and 47.5% were adjustable-rate mortgage ("ARM") loans. Currently, the interest rate for the Bank's ARM loans are tied to the one and three year Constant Maturity Index ("CMI"). However, in the past, the Bank's index was based upon the monthly national median cost of funds as reported by the OTS, which lags behind CMI and the one year U.S. Treasury index and which results in those loans repricing at interest rates that may be higher or lower than the prevailing market rates. Approximately $4.1 million of the Bank's ARM loans, or 25.3% of the Bank's total ARM loans, are based on that index, which adversely affects the Bank's results of operations in an increasing rate environment because loans may be repricing at a rate that is slower than the Bank's cost of funds. The Bank does not intend to offer one- to four-family ARM loans based on a lagging index in the future and has standardized the margin it uses, which is currently at least 2.75%. The Bank currently offers a number of adjustable-rate mortgage loan programs with interest rates which adjust either annually or every 3-year period. Such interest rate adjustments are limited to a 2% annual adjustment cap and a 5% and 6% life-of-the-loan cap for the Bank's 15-year ARMs and 30-year ARMs, respectively. The Bank also offers mortgage loans with balloon features. In general, these loans may be refinanced on the balloon date if the customer completes a new loan application and meets all of the underwriting criteria required of new customers. The Bank currently has no mortgage loans that are subject to negative amortization. Finally, the Bank offers a limited amount of construction loans for the construction of one- to four-family homes that will serve as the primary residence of the borrower. These loans are only made, however, when the Bank will provide the end loan financing.

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

        The Bank also offers second mortgage loans based upon the one-year Constant Maturity Index. The second mortgage loans are originated as fixed rate loans for the first five years and thereafter adjust on an annual basis. At December 31, 1998, the Bank had second mortgage loans totalling $692,000.

        CONSUMER LENDING. The Bank's portfolio of consumer loans consists of a combination of automobile, boat and common stock and savings secured loans. The Bank also offers unsecured loans up to $5,000 for a maximum three year term. As of December 31, 1998, consumer loans amounted to $1.9 million or 4.9% of the Bank's total loan portfolio. Consumer loans are generally originated in the Bank's primary market area and generally have maturities of one to five years. The consumer loans secured by common stock are originated with terms up to five years and the loan amounts are limited to 80% of the value of the common stock securing the loan. The Bank reviews the loans secured by common stock on a monthly basis and requires that borrowers pledge additional collateral in the event fluctuations in the market value of the pledged common stock results in the value of the collateral dropping below the required loan to value ratio of 80%.

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

        Consumer loans entail greater risks than one- to four-family residential mortgage loans, particularly consumer loans that are secured by rapidly depreciable assets such as automobiles or that are unsecured. In such cases, repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance, since there is a greater likelihood of damage, loss or depreciation of the underlying collateral. Further, consumer loan collections are dependent on the borrower's continuing financial stability, and therefore are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Finally, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans in the event of a default. At December 31, 1998, the Bank had four consumer loans totalling $3,900 that were 90 days or more delinquent.

        MULTI-FAMILY AND CONSTRUCTION LENDING. The Bank originates a limited amount of multi-family loan and construction loans. Construction loans are originated for the construction of residential one- to four-family homes. The Bank approves the borrowers for the end loan financing on all construction loans it originates. The Bank has began originating multi-family loans secured by five or more unit real estate. Such loans bear greater risk than one- to four- family loans because the ability of the borrower to pay frequently depends on the cash flow earned from use of the property. However, such loans generally carry higher interest rates, which generate greater income for the Bank. At December 31, 1998, the Bank's largest multi-family loan was $850,000. All multi-family loans were performing in accordance with their respective terms as of that date.

        LOAN APPROVAL PROCEDURES AND AUTHORITY. The Board of Directors authorizes the lending activity of the Bank, establishes the lending policies of the Bank and reviews properties offered as security. Consumer loans conforming to the Bank's loan policy may be approved by the President, the Chief Operating Officer or the lending operations supervisor. Real estate loans in amounts up to $240,000 may be approved by either the President or the Chief Operating Officer. Loans for between $240,000 and less than $500,000 may be approved by two of the Bank's executive officers. Loans over $500,000 must be approved by the Board of Directors.

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

        The President of the Bank reviews the Bank's loans on a monthly basis and classifies loans on a quarterly basis and reports the results of her review to the Board of Directors. The Bank classifies loans in accordance with the management guidelines described above. At December 31, 1998, the Bank had no real estate owned as a result of foreclosure ("REO"). At December 31, 1998, the Bank had $39,000 of assets classified as Special Mention, $60,000 of assets classified as Substandard, and $2,000 classified as Doubtful or Loss.

        The following table sets forth delinquencies in the Bank's loan portfolio as of the dates indicated:


                                                     AT DECEMBER 31, 1998                      AT DECEMBER 31, 1997
                                           ----------------------------------------- ----------------------------------------
                                                60-89 DAYS         90 DAYS OR MORE        60-89 DAYS        90 DAYS OR MORE
                                           --------------------  ------------------- -------------------- -------------------
                                                      PRINCIPAL            PRINCIPAL            RINCIPAL            PRINCIPAL
                                             NUMBER    BALANCE    NUMBER    BALANCE   NUMBER    BALANCE    NUMBER    BALANCE
                                            OF LOANS  OF LOANS   OF LOANS  OF LOANS  OF LOANS  POF LOANS  OF LOANS  OF LOANS
                                           ---------- ---------  --------- --------- --------  ---------- --------  ---------
                                                                         (DOLLARS IN THOUSANDS)
One- to four-family......................         1       $13         1       $51        1         $52        4       $152
Consumer.................................         2         1         2         3        6          18        8         22
                                                 --        --        --        --       --        ----      ---     ------
        Total............................         3       $14         3       $54        7         $70       12       $174
                                                 ==       ===        ==       ===       ==         ===       ==       ====

Delinquent loans to total gross loans....                0.03%               0.14%                0.18%               0.44%
                                                         ====                ====



                                                     AT DECEMBER 31, 1996
                                           -----------------------------------------
                                                60-89 DAYS         90 DAYS OR MORE
                                           --------------------  -------------------
                                                      PRINCIPAL            PRINCIPAL
                                             NUMBER    BALANCE    NUMBER    BALANCE
                                            OF LOANS  OF LOANS   OF LOANS  OF LOANS
                                           ---------- ---------  --------- ---------
                                                    (DOLLARS IN THOUSANDS)
One- to four-family......................       2     $  90          3     $  95
Consumer.................................       6        25          8        14
                                                -       ---         --       ---
        Total............................       8      $115         11      $109
                                                =      ====         ==      ====

Delinquent loans to total gross loans....              0.31%                0.29%

        NON-ACCRUAL AND PAST-DUE LOANS. The following table sets forth information regarding loans contractually past due 90 days or more. At such date, there were no accruing loans past due 90 days or more. If all non-accrual loans had been performing in accordance with their original term and had been outstanding from the earlier of the beginning of the period or origination, the Bank would have interest income of $2,109, $8,647, $3,303, $3,146 and $7,470 for the years ended December 31, 1998, 1997, 1996, 1995 and 1994, respectively. The Bank had no troubled debt restructurings within the meaning of SFAS No. 15 at any of the dates indicated.


                                                           AT DECEMBER 31,
                                                           ---------------
                                             1998       1997      1996        1995      1994
                                           ---------  --------   --------   --------  ---------
                                                         (DOLLARS IN THOUSANDS)
Non-accrual one- to four-family loans
  delinquent 90 days or more..........        $51       $152      $  95       $  66      $  88
Non-accrual consumer loans
  delinquent 90 days or more..........          3         22         14          23          5
                                               --      -----       ----       -----     ------
Total non-performing loans............         54        174        109          89         93
Total investment in REO...............        --          --         --          --         --
                                             ----     ------     ------        ----       ----
    Total non-performing assets.......        $54       $174       $109         $89        $93
                                              ===       ====       ====         ===        ===
Non-performing loans to total loans...       0.14%      0.45%      0.29%       0.27%      0.29%
Non-performing assets to total assets.       0.10%      0.34%      0.23%       0.31%      0.23%


        ALLOWANCE FOR LOAN LOSSES. The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risks inherent in its loan portfolio and the general economy. The allowance for loan losses is maintained at an amount management considers adequate to cover estimated losses in loans receivable which are deemed probable and estimable based on information available to management at such time. While management believes the Bank's allowance for loan losses is sufficient to cover losses inherent in its loan portfolio at this time, no assurances can be given that the Bank's level of allowance for loan losses will be sufficient to cover future loan losses incurred by the Bank or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for loan losses. The allowance is based upon a number of factors, including asset classifications, economic trends, industry experience and trends, industry and geographic concentrations, estimated collateral values, management's assessment of the credit risk inherent in the portfolio, historical loan loss experience, and the Bank's underwriting policies. As of December 31, 1998, the Bank's allowance for loan losses was 0.17% of total loans as compared to 0.17% as of December 31, 1997. The Bank had $54,000 of nonperforming loans at December 31, 1998 and $174,000 at December 31, 1997. The Bank will continue to monitor and modify its allowances for loan losses as conditions dictate. Various regulatory agencies, as an integral part of their examination process, periodically review the Bank's valuation allowance. These agencies may require the Bank to establish additional valuation allowances, based on their judgments of the information available at the time of the examination.

        At December 31, 1998, the Bank had no REO. For a description of how the Bank would treat REO, see the Financial Statements and Notes thereto appearing elsewhere in this Form 10-KSB.

        The following table sets forth activity in the Bank's allowance for loan losses for the periods set forth in the table.




                                                     AT OR FOR THE YEAR ENDED DECEMBER 31,
                                                     -------------------------------------
                                                 1998      1997      1996      1995      1994
                                               --------  --------   --------  --------  --------
                                                          (DOLLARS IN THOUSANDS)
Allowance for loan losses:
Balance at beginning of period.............       $66       $58        $60       $66       $66
Provision (credit) for loan losses.........        18        10         --        (2)       --
Charge-offs:
   Consumer................................        21         3          4         5         1
                                                   --       ---         --        --        --
      Total charge-offs....................        21         3          4         5         1
Recoveries:
   Consumer................................         3         1          2         1         1
                                                  ---       ---        ---        --        --
      Total recoveries.....................         3         1          2         1         1
                                                  ---       ---        ---        --       ---
Net charge-offs............................        18         2          2         4        --
                                                  ---       ---        ---        --       ---
Balance at end of period...................       $66       $66        $58       $60       $66
                                                  ===       ===        ===       ===       ===
Ratio of net loan charge-offs
  during the period to average
  loans outstanding during period..........      0.05%     0.01%      0.01%     0.01%      -- %
Ratio of allowance for loan losses
  to gross loans at end of period..........      0.17      0.17       0.15      0.18      0.21
Ratio of allowance for loan losses
  to non-performing loans
  at end of period.........................    122.22     37.93      53.21     66.67     71.17

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



                                                                       AT DECEMBER 31,
                       -------------------------------------------------------------------------------------------------------------
                                   1998                                  1997                                1996
                                 PERCENT OF  PERCENT OF              PERCENT OF   PERCENT OF             PERCENT OF   PERCENT OF
                                 ALLOWANCE    LOANS IN               ALLOWANCE     LOANS IN               ALLOWANCE   LOANS IN EACH
                                  TO TOTAL   EACH CATEGORY            TO TOTAL   EACH CATEGORY            TO TOTAL     CATEGORY
                       AMOUNT    ALLOWANCE   TO TOTAL LOANS  AMOUNT  ALLOWANCE   TO TOTAL LOANS  AMOUNT   ALLOWANCE   TO TOTAL LOANS
                       -------  ----------   -------------   ------  ---------   --------------  ------   ---------   --------------
                                        (DOLLARS IN THOUSANDS)
One- to four-family      $38      57.58        95.17          $34     51.51%         94.67%       $20      34.48%       93.63%
Consumer...........       28      42.42         4.83           32     48.49%          5.33%        38      65.52%        6.37%
                          --      -----        -----          ---    ------           ----       ----      -----       ------
Total allowance for
      loan losses..      $66     100.00%      100.00%         $66    100.00%        100.00%       $58     100.00%      100.00%
                         ===     ======       ======          ===    ======         ======        ===     ======       ======




                                                    AT DECEMBER 31,
                      ----------------------------------------------------------------------------
                                      1995                                   1994
                      ------------------------------------   -------------------------------------
                                  PERCENT OF   PERCENT OF                PERCENT OF    PERCENT OF
                                  ALLOWANCE   LOANS IN EAC               ALLOWANCE    LOANS IN EACH
                                   TO TOTAL   CATEGORY TO                 TO TOTAL      CATEGORY
                        AMOUNT    ALLOWANCE   TOTAL LOANS H    AMOUNT    ALLOWANCE    TO TOTAL LOANS
                      ----------  ----------  ------------   ----------  ----------   ------------
                                                 (DOLLARS IN THOUSANDS)
One- to four-family          $20       33.33%        91.59%         $20       30.30%         92.23%
Consumer...........           40       66.67%         8.41%          46       69.70           7.77
                             ---      ------          ----          ---      ------           ----
  Total allowance for
    loan losses....          $60      100.00%       100.00%         $66      100.00%        100.00%
                             ===      ======        ======          ===      ======         ======

INVESTMENT ACTIVITIES

        Federal and state regulations require the Bank to maintain a prudent amount of liquid assets to protect the safety and soundness of the Bank. Therefore, the investment policy of the Bank as established by the Board of Directors attempts to provide and maintain liquidity, generate a favorable return on investments without incurring undue interest rate and credit risk and complement the Bank's lending activities. The Bank's policies generally limit investments to government and federal agency-backed securities and other non-government guaranteed securities, including corporate debt obligations, that are investment grade. The Bank's policies provide the authority to invest in U.S. Treasury and U.S. Government guaranteed securities, securities backed by federal agencies such as Federal National Mortgage Association ("FNMA"), Federal Home Loan Mortgage Corporation ("FHLMC") and the Federal Farm Credit Bureau, mortgage-backed securities which are backed by federal agency securities, including CMOs, obligations of state and political subdivisions with at least an "A" rating, certificates of deposit purchased through the FHLB and securities issued by mutual funds which invest in securities consistent with the Bank's allocable investments. The Bank's policies provide that the Chief Financial Officer is authorized to execute all transactions within specified limits which are reviewed by the Board of Directors on a monthly basis. Such limit is currently $1.0 million. From time to time the Board of Directors may authorize the Chief Financial Officer to exceed the policy limitations.

        At December 31, 1998, the Bank had a total of $15.0 million in certificates of deposit, other interest earning deposits, corporate notes, federal funds and other investment, mortgage-backed securities and CMOs. At December 31, 1998, $10.2 million of investment and mortgage-backed securities were classified as available for sale. Included in this total, at December 31, 1998, the Bank had $3.3 million in U.S. Government and agencies securities, $805,000 in mortgage-backed securities and $2.2 million in CMOs. The Bank also has CMOs of $5.9 million which are classified as held to maturity. A CMO is a special type of pass-through debt in which the stream of principal and interest payments on the underlying mortgages or mortgage-backed securities is used to create classes with different maturities, and, in some cases, amortization schedules, as well as a residual interest, with each class possessing different characteristics. The Bank has recently increased its investment in CMOs because these securities generally exhibit a more predictable cash flow than mortgage-pass-through securities. Investments in mortgage-backed securities carry a reduced credit risk as compared to whole loans; however, such securities involve a risk that actual prepayments will exceed prepayments estimated over the life of the security which may result in a loss of any premium paid for such instruments thereby reducing the net yield on such securities. In addition, if interest rates increase, the market value of such securities may be adversely affected which, in turn, would adversely affect stockholders' equity to the extent such securities are held for sale. In contrast to mortgage-backed securities in which cash flow is received (and, hence prepayment risk is shared) pro rata by all holders, the cash flows from the mortgages or mortgage-backed securities underlying CMOs are segmented and paid in accordance with a predetermined priority to investors holding various tranches of such securities or obligations. A particular tranche may therefore carry prepayment risk that differs from that of both the underlying collateral or other tranches.

        The following table sets forth certain information regarding the carrying and market values of the Bank's federal funds sold and other short-term investments and investment securities at the dates indicated:



                                                    AT DECEMBER 31,
                             --------------------------------------------------------------
                                     1998                 1997                 1996
                             --------------------  -------------------  -------------------
                              AMORTIZED    FAIR    AMORTIZED    FAIR    AMORTIZED    FAIR
                                COST      VALUE      COST      VALUE      COST      VALUE
                             ----------  --------  ---------  --------  ---------  --------
                                                     (IN THOUSANDS)
Certificates of deposit(1).     $   183   $   183  $     173  $     173   $   162    $  162
Other interest-earning deposits     433       433        162       162        357       357
Investment securities:
  Federal funds............       1,327     1,327         84        84        364       364
  FHLB stock...............         822       822        625       625        436       436
  U. S. government obligations    3,303     3,301      4,294     4,291      6,193     6,089
  Mutual Funds.............          --        --         26        26         14        14
  Mortgage-backed securities(2)   8,892     8,977      5,792      5,791     1,148     1,148
                                 ------    ------  ---------  ---------   -------   -------
     Total.................     $14,960   $15,043    $11,156   $11,152     $8,674    $8,570
                                =======   =======    =======   =======     ======    ======

----------------------------

(1) Includes certificates of deposit with original maturities of greater than 90 days.

(2) Includes mortgage-backed securities and collateralized mortgage obligations.

        The table below sets forth certain information regarding the carrying value, weighted average yields and contractual maturities of the Bank's certificates of deposit, other interest-bearing deposits and investment securities as of December 31, 1998.


                                                               AT DECEMBER 31, 1998
                                     -------------------------------------------------------------------------
                                                                   MORE THAN ONE           MORE THAN FIVE
                                       ONE YEAR OR LESS         YEAR TO FIVE YEARS       YEARS TO TEN YEARS
                                    ----------------------    ---------------------     -----------------------
                                                  WEIGHTED                 WEIGHTED                    WEIGHTED
                                    CARRYING      AVERAGE     CARRYING      AVERAGE     CARRYING        AVERAGE
                                      VALUE        YIELD       VALUE         YIELD        VALUE          YIELD
                                    --------     --------     --------     --------      --------      --------
                                                 (DOLLARS IN THOUSANDS)
Certificates of Deposit(1).......   $    95         5.87%     $    88          6.10%       $     --        -- %
Other interest-bearing deposits..       433         4.60           --            --              --        --
Investment securities:
    U.S. government obligations..        --           --          703          6.02           1,600       6.47
    Federal funds................     1,327         4.60           --            --              --         --
    FHLB stock...................        --           --           --            --              --         --
    Mortgage-backed securities(2)       --           --           --            --            1,651       6.68
                                     ------       ------       ------        ------           -----      -----
      Total......................    $1,855         4.66%       $ 791          6.03%         $3,251       6.58%
                                     ======         ====        =====          ====          ======       ====

                                                      AT DECEMBER 31, 1998
                                          ----------------------------------------------
                                          MORE THAN TEN YEARS              TOTAL
                                         ----------------------    ---------------------
                                                       WEIGHTED                 WEIGHTED
                                         CARRYING      AVERAGE     CARRYING      AVERAGE
                                           VALUE        YIELD       VALUE         YIELD
                                         --------     --------     --------     --------
                                                    (DOLLARS IN THOUSANDS)
Certificates of Deposit(1).......         $  --         -- %        $ 183        5.98%
Other interest-bearing deposits..            --         --            433        4.60
Investment securities:
    U.S. government obligations..         1,000        6.52         3,303        6.39
    Federal funds................            --          --         1,327        4.60
    FHLB stock...................           822        7.00           822        7.00
    Mortgage-backed securities(2)         7,241        6.12         8,892        6.22
                                         ------        ----        ------        ----
      Total......................        $9,063        6.24%      $14,960        6.11%
                                         ======        ====       =======        ====

-----------------------------

(1) Includes certificates of deposit with original maturities of greater than 90 days.

(2) Includes mortgage-backed securities and collaterialized mortgage obligations.

SOURCE OF FUNDS

        GENERAL. Deposits, loan repayments and prepayments, and cash flows generated from operations are the primary source of the Bank's funds for use in lending, investing and for other general purposes. The Bank also relies upon advances from the FHLB.

        DEPOSITS. The Bank offers a variety of deposit accounts with a range of interest rates and terms. For the year ended December 31, 1998, certificates of deposit constituted 68.8% of total average deposits.

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

        The following table presents the deposit activity of the Bank for the periods indicated.

                                       1998         1997          1996
                                    -----------  -----------   -----------
                                               (IN THOUSANDS)
Balance beginning of period.....       $31,867      $32,551       $33,669
   Net increase (decrease)
      before interest credited..          (356)      (2,171)       (2,772)
   Interest credited............         1,556        1,487         1,604
                                      --------    ---------     ---------
       Balance end of period....       $33,067      $31,867       $32,551
                                       =======      =======       =======

        At December 31 , 1998, the Bank had $4.2 million in certificate accounts in amounts of $100,000 or more maturing as follows:

                                                                       WEIGHTED
             MATURITY PERIOD                          AMOUNT        AVERAGE RATE
             ---------------                          ------        ------------
                                                       (DOLLARS IN THOUSANDS)
Three months or less........................         $   420              5.69%
Over three through six months...............           1,056              6.36
Over six through 12 months..................             890              5.92
Over 12 months..............................           1,858              6.17
                                                       -----              ----
        Total...............................          $4,224              6.12%
                                                      ======              ====


        The following table sets forth the distribution of the Bank's average deposit accounts for the periods indicated and the weighted average interest rates on each category of deposits presented.



                                                   FOR THE YEAR ENDED DECEMBER 31,
                       ------------------------------------------------------------------------------------------
                                 1998                             1997                            1996
                       ---------------------------     ---------------------------    ---------------------------
                                 PERCENT                           PERCENT                       PERCENT
                                 OF TOTAL  WEIGHTED               OF TOTAL WEIGHTED             OF TOTAL  WEIGHTED
                       AVERAGE   AVERAGE    AVERAGE    AVERAGE     AVERAGE  AVERAGE    AVERAGE   AVERAGE   AVERAGE
                       BALANCE   DEPOSITS      RATE    BALANCE    DEPOSITS     RATE    BALANCE  DEPOSITS      RATE
                       --------  --------    -------   -------    -------   -------    -------  --------   -------
                                                         (DOLLARS IN THOUSANDS)
Statement savings
  accounts ......      $ 4,742     14.60%     2.59%    $ 5,113     16.42%     2.60%    $ 6,047     17.67%    2.58%
NOW and Money
   Market
  accounts ......        5,396     16.62      2.58       5,131     16.48      2.75       5,281     15.43     2.46
Total certificate
   accounts .....       22,333     68.78      5.79      20,890      67.1      5.81      22,896     66.90     5.75
                        ------     -----                ------      ----                ------     -----
Total average
deposits ........      $32,471    100.00%     4.79%    $31,134    100.00%     4.78%    $34,224    100.00%    4.68%
                       =======    ======               =======    ======               =======    ======

        The following table presents, by various rate categories, the amount of certificate accounts outstanding at the dates indicated and the periods to maturity of the certificate accounts outstanding at December 31, 1998, 1997 and 1996.



                                           PERIOD TO MATURITY FROM DECEMBER 31, 1998                        AT DECEMBER 31,
                                 --------------------------------------------------------------    -------------------------------
                                  LESS THAN       ONE TO       TWO TO     THREE TO    FOUR TO
                                   ONE YEAR     TWO YEARS   THREE YEARS  FOUR YEARS  FIVE YEARS     1998         1997        1996
                                 ------------  -----------  ----------- ------------ -----------  ---------   ----------  ----------
                                        (IN THOUSANDS)
Certificate accounts(1):
3.00 to 4.00%..................   $      54    $     --     $     --        $  --    $     --      $    54     $    --    $     --
4.01 to 5.00%..................       1,673         246            2           --          --        1,921         217         412
5.01 to 6.00%..................      10,294       3,977        1,437          881       1,275       17,864      15,537      16,122
6.01 to 7.00%..................       1,517       1,089          121           --           2        2,729       5,309       5,187
7.01 to 8.00%..................         401         172          --           --          --           573         558         149
                                    -------      ------       ------        -----      ------      -------     -------     -------

   Total.......................     $13,939      $5,484       $1,560         $881      $1,277      $23,141     $21,621     $21,870
                                    =======      ======       ======         ====      ======      =======     =======     =======

-------------------------

(1) Certificates of deposit include IRA accounts of $7,287, $8,768 and $9,430 as of December 31, 1998, 1997 and 1996, respectively.

BORROWINGS

        At December 31, 1998, the Bank had $14.4 million in outstanding advances from the FHLB and had no other borrowings. The FHLB advances are used by the Bank to fund assets, including loan originations. The majority of FHLB advances bear fixed rates and have terms of one year or less. The maximum amount that the FHLB will advance to member institutions, including the Bank, fluctuates from time to time in accordance with current regulations. The Bank may obtain additional advances from the FHLB as part of its operating strategy.

        The following table sets forth certain information regarding the Bank's borrowed funds at or for the periods ended on the dates indicated:



                                                              AT OR FOR THE YEAR
                                                              ENDED DECEMBER 31,
                                                   ----------------------------------------
                                                       1998          1997          1996
                                                   -------------  -----------   -----------
                                                            (DOLLARS IN THOUSANDS)
FHLB advances:
  Average balance outstanding........................  $14,401     $  9,499        $5,924
  Maximum amount outstanding at any
      month-end during the period....................   15,334       12,287         7,007
  Balance outstanding at end of period...............   14,440       12,287         7,007
  Weighted average interest rate during the period...     5.64%        5.70%         5.77%
  Weighted average interest rate at end of period....     5.67%        5.78%         5.73%


PERSONNEL

        As of December 31, 1998, the Bank had 12 full-time employees and four part-time employees. The employees are not represented by a collective bargaining unit, and the Bank considers its relationship with its employees to be good.

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

        All FDIC-insured state-chartered savings banks and their subsidiaries have generally been limited to activities and equity investments of the type and in the amount authorized for national banks, notwithstanding state law. The FDIC is authorized to permit such institutions to engage in state authorized activities or investments that do not meet this standard (other than non-subsidiary equity investments) for institutions that meet all applicable capital requirements if it is determined that such activities or investments do not pose a significant risk to the SAIF. All non-subsidiary equity investments were required to be divested by December 19, 1996, pursuant to an FDIC-approved divestiture plan. The FDIC restrictions on state-chartered institutions have not affected the operations of the Bank.

FEDERAL REGULATIONS

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

        The following is a summary of the Bank's regulatory capital at December 31, 1998:

           GAAP Capital to Total Assets......................          13.0%
           Total Capital to Risk-Weighted Assets.............          24.2%
           Tier I Leverage Ratio.............................          11.5%

        The FDIC, along with the other federal banking agencies, have adopted a regulation providing that the agencies will take account of the exposure of a bank's capital and economic value to changes in interest rate risk in assessing a bank's capital adequacy.

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

        STANDARDS FOR SAFETY AND SOUNDNESS. The federal banking agencies have adopted final regulations and Interagency Guidelines Prescribing Standards for Safety and Soundness (the "Guidelines") to implement safety and soundness standards used to identify and address problems at insured depository institutions before capital becomes impaired. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the Guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard, as required by the Federal Deposit Insurance Act, as amended (the "FDI Act").

        PROMPT CORRECTIVE REGULATORY ACTION. Federal law requires, among other things, that federal bank regulatory authorities take "prompt corrective action" with respect to banks that do not meet minimum capital requirements. The severity of such action depends on the degree of under capitalization.

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

        Subject to a narrow exception, the banking regulator is required to appoint a receiver or conservator for an institution that is "critically undercapitalized." The regulation also provides that a capital restoration plan must be filed with the FDIC within 45 days of the date a savings institution receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Compliance with the plan must be guaranteed by any parent holding company. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The FDIC could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

        INSURANCE OF DEPOSIT ACCOUNTS. Deposits of the Bank are presently insured by the SAIF. The FDIC maintains a risk-based assessment system by which institutions are assigned to one of three categories based on their capitalization and one of three subcategories based on examination ratings and other supervisory information. An institution's assessment rate depends upon the categories to which it is assigned. Assessment rates for SAIF member institutions are determined semiannually by the FDIC and currently range from zero basis points for the healthiest institutions to 27 basis points for the riskiest.

        In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation ("FICO") to recapitalize the predecessor to the SAIF. During 1998, FICO payments for SAIF members approximated 6.10 basis points, while Bank Insurance Fund ("BIF") members paid 1.22 basis points. By law, there will be equal sharing of FICO payments between SAIF and BIF members on the earlier of January 1, 2000 or the date the SAIF and BIF are merged.

        The Bank's assessment rate for fiscal 1998 was 0 basis points and the premium paid for this period was $0. Payments toward the FICO bonds amounted to $19,000. The FDIC has authority to increase insurance assessments. A significant increase in SAIF insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank. Management cannot predict what insurance assessment rates will be in the future.

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

        THRIFT RECHARTERING LEGISLATION. Legislation enacted in 1996 provided that the BIF and SAIF were to have merged on January 1, 1999 if there were no more savings associations as of that date. Various proposals to eliminate the federal savings association charter, create a uniform financial institutions charter, abolish the OTS and restrict savings and loan holding company activities have been introduced in Congress. The Bank is unable to predict whether such legislation will be enacted or the extent to which the legislation would restrict or disrupt its operations.

        TRANSACTIONS WITH RELATED PARTIES. The Bank's authority to engage in transactions with"affiliates" (E.G., any company that controls or is under common control with an institution, including the Company and its non-savings institution subsidiaries) is limited by federal law. The aggregate amount of covered transactions with any individual affiliate is limited to 10% of the capital and surplus of the savings institution. The aggregate amount of covered transactions with all affiliates is limited to 20% of the savings institution's capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in federal law and the purchase of low quality assets from affiliates is generally prohibited. Transactions with affiliates, including loans and asset purchases, must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no institution may purchase the securities of any affiliate other than a subsidiary.

        The Bank's authority to extend credit to executive officers, directors and 10% shareholders ("insiders"), as well as entities such persons control, is governed by federal law. Among other things, such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and to not involve more than the normal risk of repayment. There is an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. Federal law places individual and aggregate limits on the amount of loans the Bank may make to insiders based, in part, on the Bank's capital position and requires certain board approval procedures to be followed.

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

FEDERAL RESERVE SYSTEM

        The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $46.5 million or less (subject to adjustment by the Federal Reserve Board) the reserve requirement is 3%; and for accounts aggregating greater than $46.5 million, the reserve requirement is $1.4 million plus 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) against that portion of total transaction accounts in excess of $46.5 million. The first $4.9 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The Bank complies with the foregoing requirements.

HOLDING COMPANY REGULATION

        The Company is a nondiversified unitary savings and loan holding company within the meaning of the federal law. As a unitary savings and loan holding company, the Company is not restricted by federal law as to the types of business activities in which it may engage, provided that the Bank continues to be a qualified thrift lender. Upon any non-supervisory acquisition by the Company of another savings association as a separate subsidiary, the Company would become a multiple savings and loan holding company and would be subject to extensive limitations on the types of business activities in which it could engage. Federal law limits the activities of a multiple savings and loan holding company and its non-insured institution subsidiaries primarily to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act ("BHC Act"), subject to the prior approval of the OTS, and to other activities authorized by OTS regulation. Multiple savings and loan holding companies are generally prohibited from acquiring or retaining, more than 5% of a non-subsidiary holding company, or a non-subsidiary company engaged in activities other than those permitted by federal law.

        A savings and loan holding company is prohibited from, directly or indirectly, acquiring more than 5% of the voting stock of another savings institution or holding company thereof, or from acquiring such an institution or company by merger, consolidation or purchase of its assets, without prior written approval of the OTS or acquiring or retaining control of a depository institution that is not insured by the FDIC. In evaluating applications by holding companies to acquire savings institutions, the OTS must consider the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the insurance funds, the convenience and needs of the community and competitive factors.

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

        In order to elect and continue to be regulated as a savings and loan holding company by the OTS (rather than as a bank holding company by the Federal Reserve Board), the Bank must continue to qualify as a qualified thrift lender. To be a qualified thrift lender, a savings institution is required to maintain at least 65% of its "portfolio assets" (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and
(iii) the value of property used to conduct business) in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed and related securities) in at least 9 months out of each 12 month period. A holding company of a savings institution that fails the test must either convert to a bank holding company and thereby become subject to the regulation and supervision of the Federal Reserve Board, or operate under certain restrictions. As of December 31, 1998, the Bank maintained in excess of 85% of its portfolio assets in qualified thrift investments and was a qualified thrift lender. Recent legislative amendments have broadened the scope of "qualified thrift investments" that go toward meeting the qualified thrift lender test to fully include credit card loans, student loans and small business loans. A savings association may also satisfy the test by qualifying as a "domestic building and loan association" as defined in the Internal Revenue Code of 1986 (the "Code").

                           FEDERAL AND STATE TAXATION

FEDERAL TAXATION

        GENERAL. The Company and the Bank report their income on a consolidated basis using the accrual method of accounting, and are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank's reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank or the Company. The Bank has not been audited by the IRS during the past five years. For its 1998 taxable year, the Bank is subject to a maximum federal income tax rate of 34%.

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

        The Small Business Job Protection Act of 1996 (the "1996 Act"), which was enacted on August 20, 1996, repeals the reserve method of accounting for bad debts effective for tax years beginning after 1995, and requires savings institutions to recapture (I.E., take into income) certain portions of their accumulated bad debt reserves. Thrift institutions eligible to be treated as "small banks" (assets of $500 million or less) are allowed to use the Experience Method applicable to such institutions, while thrift institutions that are treated as large banks (assets exceeding $500 million) are required to use only the specific charge-off method. The PTI Method of accounting for bad debts is no longer available for any financial institution.

        A thrift institution required to change its method of computing reserves for bad debts will treat such change as a change in method of accounting, initiated by the taxpayer, and having been made with the consent of the IRS. Any
Section 481(a) adjustment required to be taken into income with respect to such change generally will be taken into income ratably over a six-taxable year period, beginning with the first taxable year beginning after 1995, subject to a two-year suspension if the "residential loan requirement" is satisfied.

        Under the residential loan requirement provision, the recapture required by the 1996 Act will be suspended for each of two successive taxable years, beginning with the Bank's 1996 taxable year, in which the Bank originates a minimum of certain residential loans based upon the average of the principal amounts of such loans made by the Bank during its six taxable years preceding its current taxable year.

        The Bank is required to pay over a six year period the excess of the balance of its tax bad debt reserves as of December 31, 1995 over the balance of such reserves as of December 31, 1987. As a result of such recapture, the Bank will incur additional tax payments of approximately $21,000 which is generally expected to be taken into income beginning in 1999 over a six year period.

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

        The amount of additional taxable income triggered by a non-dividend distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, if the Bank makes a non-dividend distribution to the Company, approximately one and one-half times the amount of such distribution (but not in excess of the amount of such reserves) would be includable in income for federal income tax purposes, assuming a 35% federal corporate income tax rate. The Bank does not intend to pay dividends that would result in a recapture of any portion of its bad debt reserves.

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

        A special litter tax is also applicable to all corporations, including the Company, subject to the Ohio corporation franchise tax other than "financial institutions." If the franchise tax is paid on the net income basis, the litter tax is equal to 0.11% of the first $50,000 of computed Ohio taxable income and 0.22% of computed Ohio taxable income in excess of $50,000. If the franchise tax is paid on the net worth basis, the litter tax is equal to 0.014% times taxable net worth.

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

        The FASB issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement, and (b) display the accumulated balance of other comprehensive income separately from net worth and additional paid-in capital in the equity section of a statement of financial position. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. The Company adopted SFAS No. 130 during 1998 and provided the required disclosures.

        In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pension and other Postretirement Standards." This statement is effective for fiscal years beginning after December 15, 1997. Restatement of comparative period disclosures is required unless the information is not readily available, in which case the notes to the financial statements shall include all available information and a description of the information not available. This statement standardizes the disclosure requirements of SFAS No. 87 and No. 106 to the extent practicable and recommends a parallel format for presenting information about pensions and other postretirement benefits. Statement 132 does not change any of the measurement or recognition provisions provided for in SFAS No. 87, No. 88 or No. 106. The adoption of this standard did not have an effect on the Company's consolidated financial condition or results of operations.

        In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement amends SFAS No. 52 and 107 and supercedes SFAS No. 80, 105 and 107. This statement is effective for fiscal quarters beginning after June 15, 1999. The adoption of this standard should not have an effect on the Company's consolidated financial condition or results of operation.

ADDITIONAL ITEM.  EXECUTIVE OFFICERS OF THE REGISTRANT.

        The following table sets forth certain information regarding the executive officers of the Company and the Bank who are not also directors.

                      Age at        Position with the Company and Bank
Name                  12/31/98       and Past Five Years Experience
----                  --------       ------------------------------
Michael P. Cooper       41         Chief Financial Officer and Treasurer of the Company and the
                                   Bank.  Prior to joining the Company in 1997, Mr. Cooper was
                                   Comptroller of a property management/personnel service and dental insurer.  From 1987-1994, Mr. Cooper was Chief Financial
                                   Officer of Guardian Savings Bank.

Diane P. Hunt           43         Vice President, Chief Operating Officer and Secretary of the
                                   Company and the Bank.

ITEM 2.  DESCRIPTION OF PROPERTY.

        The Company and the Bank are located and conduct their business at the Bank's main office located at 5255 Beech Street, St. Bernard, Ohio, and at a branch on Erie Avenue in Cincinnati. The Company believes that the Bank's current facilities are adequate to meet the present and immediately foreseeable needs of the Bank and the Company. In prior years, the Bank has not been required to pay rent for the office from which it operated. However, in 1995, the lessor negotiated for lease payments through December 31, 1999 totalling $105,000. The lease payments will be lower in the first years and increase in later years to cover the total amount of the lease. There are no renewal options, and the Bank may need to renegotiate at the end of the term. The Company's continued use of the main office facilities beyond the lease term is dependent upon decisions of the lessor who is presently evaluating the situation. There is a reasonable possibility that the Company, in the near term, may be required to obtain an alternate site for its main office. The effect this could have on business operations is not known. The net book value of leasehold improvements at December 31, 1998 was approximately $172,000. The following table sets forth certain information relating to the Bank's office.


                                               ORIGINAL                     NET BOOK VALUE
                                                 DATE                       OF PROPERTY OR
                                     LEASED     LEASED       DATE OF          LEASEHOLD
                                       OR         OR          LEASE        IMPROVEMENTS AT
            LOCATION                 OWNED     ACQUIRED     EXPIRATION    DECEMBER 31, 1998
---------------------------------   --------  ----------   ------------  --------------------
5255 Beech Street
St. Bernard, Ohio  45217.........     Leased      1995         2000            $219,000
3521 Erie Avenue
Cincinnati, Ohio  45208..........      Owned      1997           --            $345,000


        There can be no assurance that Procter & Gamble will renew the Bank's lease in 2000. Consequently, it may be necessary for the Bank to relocate its main office in 2000. At December 31, 1998, the Bank had a total of three ATMs.

        For further information related to the Bank's properties, see Note 4 to the Notes to the Financial Statements included in the Company's 1998 Annual Report to Stockholders.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

        Information relating to the market for Registrant's common equity and related stockholder matters appears in the Registrant's 1998 Annual Report to Stockholders on the back inside cover. On December 31, 1998, the Company had 222 registered shareholders. The Company began paying quarterly dividends in fiscal 1997 of $.05 per share per quarter and most recently declared a dividend of $.05 per share payable on January 2, 1999 to all holders of record on December 15, 1998. See also Note 10 to the Notes to the Company's financial statements. The Company repurchased a total of 3,529 shares of its common stock in fiscal 1998.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        The above-captioned information appears under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrant's 1998 Annual Report to Stockholders on pages 4 through 13 and is incorporated herein by reference.

ITEM 7.  FINANCIAL STATEMENTS.

        The Consolidated Financial Statements of Lenox Bancorp, Inc. and its subsidiary, together with the report thereon by Clark, Schaefer, Hackett & Co. appear in the Registrant's 1998 Annual Report to Stockholders on pages 14 through 51 and are incorporated herein by reference.

ITEM 8. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

        The information relating to Directors and Executive Officers of the Registrant is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 30, 1999, on pages 5 through 7. Information concerning Executive Officers who are not directors is contained in Part I of this report pursuant to paragraph (b) of
Item 401 of Regulation S-K in reliance on Instruction G.

ITEM 10.  EXECUTIVE COMPENSATION.

        The information relating to director and executive compensation is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 30, 1999, on pages 10 through 13.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 30, 1999, on pages 3 and 5 through 7.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        The information relating to certain relationships and related transactions is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 30, 1999, on page 13.

                                     PART IV

ITEM 13.  EXHIBITS.

(a)     The following documents are filed as a part of this report:

(1) Consolidated Financial Statements of the Company are incorporated by reference to the following indicated pages of the 1998 Annual Report to Stockholders.

                                                                         PAGE
                                                                         ----
        Independent Auditors' Report................................       14

        Consolidated Balance Sheet
        as of December 31, 1998 and 1997............................       15

        Consolidated Statement of Income
        for the Three Years Ended December 31, 1998.................       17

        Consolidated Statements of Comprehensive Income
        for Three Years Ended December 31, 1998.....................       18

        Consolidated Statement of Changes in
        Stockholders' Equity for the Three Years Ended
        December 31, 1998...........................................       19

        Consolidated Statement of Cash Flows for
        the Three Years Ended December 31, 1998.....................       22


        Notes to Consolidated Financial Statements..................       25

The remaining information appearing in the 1998 Annual Report to Stockholders is not deemed to be filed as part of this report, except as expressly provided herein.

(2)     Exhibits

        (a) The following exhibits are filed as part of this report:

           3.1    Amended Articles of Incorporation of Lenox Bancorp, Inc.*
           3.2    Amended and Restated Code of Regulations of Lenox Bancorp, Inc.*
           4.0    Stock Certificate of Lenox Bancorp, Inc.**
          10.1    Employment Agreement between the Company and the President dated
                  September 3, 1996
          10.2    Employment Agreement between the Bank and the President dated September
                  3, 1996
          10.3    Change in Control Agreement between the Company and the
                  Chief Operating Officer dated September 3, 1996
          10.4    Change in Control Agreement between the Bank and the
                  Chief Operating Officer dated September 3, 1996
          10.5    Change in Control Agreement between the Company and the
                  Chief Financial Officer dated May 19, 1997.
          10.6    Change in Control Agreement between the Bank and the
                  Chief Operating Financial dated May 19, 1997.
          10.7    Amended Lenox Bancorp, Inc. 1997 Incentive Plan
          11.0    Statement re: Computation of Per Share Earnings***
          13.0    1998 Annual Report to Stockholders
          21.0    Subsidiary information is incorporated herein by reference to "Item 1 - General"
          23.0    Consent of Clark, Schaefer, Hackett & Co.
          27.0    Financial Data Schedule (filed in electronic format only)

        (b)    Reports on Form 8-K
               None


* Incorporated herein by reference to the Exhibits to Form 10-KSB, Annual Report, filed on March 25, 1998.

** Incorporated herein by reference to the Exhibits to Form S-1, Registration Statement, and Pre-Effective Amendment No. 1, filed on August 25, 1996 and March 8, 1997, respectively, Registration No. 333-96248.

*** Incorporated herein by reference to Note 17 to the Notes to the Financial Statements included in the Company's 1998 Annual Report to Stockholders.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                LENOX BANCORP, INC.

                                By: /s/ Virginia M. Deisch
                                   -----------------------------------
                                Virginia M. Deisch
Dated:  March 29, 1999          President, Chief Executive Officer and Director


        Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

        Name                           Title                                        Date
        ----                           -----                                        ----
/s/ Virginia M. Deisch             President, Chief Executive Officer           March 29, 1999
-----------------------            and Director
Virginia M. Deisch                 (Principal Executive Officer)

/s/ Michael P. Cooper              Chief Financial Officer and Treasurer        March 29, 1999
-----------------------            (Principal Financial and Accounting Officer)
Michael P. Cooper

/s/ Gail R. Behymer                Director                                     March 29, 1999
-----------------------
Gail R. Behymer

/s/ Richard C. Harmeyer            Chairman of the Board                        March 29, 1999
------------------------
Richard C. Harmeyer

/s/ Robert R. Keller               Director                                     March 29, 1999
-----------------------
Robert R. Keller

/s/ Henry E. Brown                 Director                                     March 29, 1999
-----------------------
Henry E. Brown

/s/ Curtis L. Jackson              Director                                     March 29, 1999
-----------------------
Curtis L. Jackson

/s/ Reba St. Clair                 Director                                     March 29, 1999
-----------------------
Reba St. Clair

/s/ John C. Lame                   Director                                     March 29, 1999
-----------------------
John C. Lame