Form 10QSB
period 1999-03-31
LENOX BANCORP INC
filed 1999-05-17
CIK 1000050

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-QSB
(Mark One)

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
          SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 1999

                                    or

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

                                                       Yes    X      No
                                                           -------      -------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 404,668 shares of common stock, par value $0.01 per share, were outstanding as of May 12, 1999.

Transitional Small Business Disclosure Format (check one):  Yes        No   X
                                                                ------    ------

                                        LENOX BANCORP, INC.
                                            FORM 10-QSB

                               FOR THE QUARTER ENDED MARCH 31, 1999

                                               INDEX
                                                                            Page
                                                                            ----

PART I.   FINANCIAL INFORMATION................................................3

Item 1.   Financial Statements-Unaudited.......................................3

          Consolidated Balance Sheets at
          March 31, 1999 and December 31, 1998.................................3

          Consolidated Statements of Operations - For the Three
          Months Ended March 31, 1999 and 1998.................................4

          Consolidated Statements of Cash Flows - For  the
          Three Months Ended March 31, 1999 and 1998...........................5

          Notes to Unaudited Consolidated Financial Statements.................6

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations................................................7


PART II:  OTHER INFORMATION...................................................13

Item 1.   Legal Proceedings...................................................13
Item 2.   Changes in Securities and Use of Proceeds...........................13
Item 3.   Defaults Upon Senior Securities.....................................13
Item 4.   Submission of Matters to a Vote of Security Holders.................13
Item 5.   Other Information...................................................14
Item 6.   Exhibits and Reports on Form 8-K....................................14

SIGNATURES....................................................................15

                    PART I.  FINANCIAL INFORMATION
                            LENOX BANCORP, INC.
                               MARCH 31, 1999

Item 1.        FINANCIAL STATEMENTS.


                                       LENOX BANCORP, INC.
                                   CONSOLIDATED BALANCE SHEETS
                                                                                                                             AT
                                                                                                          AT            DECEMBER 31,
                                                                                                     MARCH 31, 1999         1998
                                                                                                   ------------------   ------------
                                                                                                     (UNAUDITED)
                                                                                                           (DOLLARS IN THOUSANDS)
ASSETS
Cash and due from banks....................................................................           $      725          $  2,350
Certificates of deposit....................................................................                  186               183
Investment securities - available for sale, at fair value (amortized cost
   of $2,803 and $3,303 at March 31, 1999 and December 31, 1998)...........................                2,782             3,301
Mortgage-backed securities - available for sale, at fair value (amortized
   cost of $713 and $799 at March 31, 1999 and December 31, 1998)..........................                  716               805
Collateralized mortgage obligations - available for sale, at fair value
   (amortized cost of $2,167 and $2,167 at March 31, 1999 and December 31, 1998)...........                2,181             2,179
Collateralized mortgage obligations - held to maturity, (fair value of
   $5,296 and $5,992 at March 31, 1999 and December 31, 1998)..............................                5,199             5,925
Loans receivable, net......................................................................               44,650            38,308
Loans held for sale - at lower of cost or market...........................................                   --               220
Accrued interest receivable:
          Loans............................................................................                  194               161
          Mortgage-backed securities.......................................................                    4                 5
          Collateralized mortgage obligations..............................................                   36                40
          Investments and certificates of deposit..........................................                   41                63
Property and equipment, net................................................................                  551               564
Federal Home Loan Bank stock - at cost.....................................................                  836               822
Prepaid expenses and other assets..........................................................                  265               157
Prepaid federal income taxes...............................................................                    9                 6
                                                                                                        --------          --------
                    Total assets...........................................................             $ 58,375          $ 55,089
                                                                                                        ========          ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Deposits:
          Savings, club and other accounts.................................................             $  5,366          $  5,113
          Money market and NOW accounts....................................................                4,530             4,813
          Certificate accounts.............................................................               26,514            23,141
                                                                                                        --------          --------
                    Total deposits.........................................................               36,410            33,067
   Advances from Federal Home Loan Bank....................................................               14,270            14,440
   Advance payments by borrowers for taxes and insurance...................................                  136               162
   Accrued expenses........................................................................                  339               161
   Accrued federal income taxes............................................................                   --                --
   Deferred federal income taxes...........................................................                  106               112
                                                                                                     -----------       -----------
                    Total liabilities......................................................             $ 51,261          $ 47,942
                                                                                                        ========          ========

Stockholders' Equity:
   Common stock - no par value: 2,000,000 authorized,  425,677 issued and 397,165 outstanding at March 31, 1999 and 396,910 issued and outstanding
      at December 31, 1998.................................................................                   --                --
   Additional paid in capital..............................................................            $   3,743         $   3,743
   Retained earnings - substantially restricted............................................                4,186             4,216
   Unearned ESOP shares....................................................................                 (240)             (240)
   Shares acquired for Stock Incentive Plan................................................                 (105)             (112)
   Treasury stock 28,512 shares at March 31, 1999 and 28,767 shares at
          December 31, 1998................................................................                 (468)             (471)
   Unrealized gain on available for sale, net of taxes.....................................                   (2)               11
                    Total stockholders' equity.............................................                7,114             7,147
                                                                                                      ----------        ----------
   Total liabilities and stockholders' equity..............................................             $ 58,375          $ 55,089
                                                                                                        ========          ========


                                          LENOX BANCORP, INC.
                               CONSOLIDATED STATEMENT OF OPERATIONS

                                                                                                         THREE MONTHS ENDED
                                                                                                            SEPTEMBER 30,
                                                                                               ------------------------------------
                                                                                                    1999                   1998
                                                                                               --------------           -----------
                                                                                                            (UNAUDITED)
                                                                                                       (DOLLARS IN THOUSANDS
                                                                                                      EXCEPT PER SHARE DATA)

INTEREST INCOME AND DIVIDEND INCOME:
     Loans...........................................................................               $735                   $769
     Mortgage-backed securities......................................................                 11                     19
     Collateralized mortgage obligations.............................................                 85                     85
     Investments and interest bearing deposits.......................................                 68                     82
     FHLB stock dividends............................................................                 14                     13
                                                                                                    ----                   ----
          Total......................................................................               $913                   $968
                                                                                                    ====                   ====

INTEREST EXPENSE:
     Deposits........................................................................               $397                   $363
     Borrowed money and capitalized leases...........................................                201                    205
                                                                                                    ----                   ----
          Total......................................................................                598                    568
     Net interest income before provision for loan losses............................                315                    400
Provision for loan losses............................................................                  9                     --
                                                                                                    ----                   ----
     Net interest income after provision for loan losses.............................               $306                   $400
                                                                                                    ====                   ====

OTHER INCOME:
     Service fee income..............................................................               $ 33                   $ 36
     Gain on sale of loans...........................................................                 21                     27
     Gain on sale of investments.....................................................                 --                     --
                                                                                                    ----                   ----
          Total......................................................................               $ 54                   $ 63
                                                                                                    ====                   ====

GENERAL AND ADMINISTRATIVE EXPENSES:
     Compensation and employee benefits..............................................               $162                   $162
     Occupancy and equipment.........................................................                 55                     52
     Federal insurance premium.......................................................                  5                      5
     Franchise taxes.................................................................                 21                     19
     Other expenses..................................................................                130                    126
                                                                                                    ----                  -----
          Total......................................................................                373                    364
     Income (loss) before provision for income taxes.................................                (13)                    99
Provision (credit) for income taxes..................................................                 (3)                    34
                                                                                                    ----                  -----
     Net income (loss)...............................................................               $(10)                  $ 65
                                                                                                    ====                  =====
Basic earnings (loss) per share......................................................             $(0.03)                 $0.18
                                                                                                    ====                  =====
Diluted earnings (loss) per share....................................................             $(0.03)                 $0.17
                                                                                                    ====                  =====



                                        LENOX BANCORP, INC.
                               CONSOLIDATED STATEMENT OF CASH FLOWS
                                          MARCH 31, 1999


                                                                                                FOR THE THREE MONTHS ENDED
                                                                                                          MARCH 31,
                                                                                          ----------------------------------------
                                                                                                1999                   1998
                                                                                          -----------------      -----------------
                                                                                                             (UNAUDITED)
                                                                                                        (DOLLARS IN THOUSANDS)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income(loss).................................................................         $    (10)                $   65
   Adjustments to reconcile net income to net cash provided (used)
     by operating activities:
     Depreciation and amortization..................................................               40                     17
     Provision (credit) for losses on loans.........................................                9                     --
     Amortization of deferred loan fees.............................................               (1)                    (4)
     Deferred loan origination fees (cost)..........................................              (31)                     2
     FHLB stock dividends...........................................................              (14)                   (13)
     Gain on sale of loans..........................................................              (21)                   (27)
     Amortization of stock incentive plan award.....................................                6                      6
     ESOP expense, net of tax benefit...............................................               17                     17
     Effect of change in operating assets and liabilities:
        Accrued interest receivable.................................................               (6)                    12
        Prepaid expenses............................................................             (108)                   (64)
        Advances by borrowers for taxes and insurance...............................              (26)                   (38)
        Accrued expenses............................................................              178                     26
        Accrued federal income taxes................................................               (3)                   (12)
        Deferred federal income taxes...............................................               (6)                     8
                                                                                             --------                 ------
          Net cash provided (used) by operating activities..........................               24                     (5)
CASH FLOWS FROM INVESTING ACTIVITIES:
   Property and equipment additions.................................................               (6)                   (11)
   Repayments of mortgage-backed securities.........................................               83                     15
   Purchase of certificates of deposits.............................................               (3)                    (2)
   Loan disbursements...............................................................          (11,080)                (4,692)
   Loan principal repayments........................................................            3,739                  4,228
   Proceeds from sale of mortgage loans.............................................            1,260                  2,072
   Purchase of FHLB stock...........................................................               --                   (142)
   Purchase of investments - HTM....................................................               --                   (384)
   Purchase of investments - AFS....................................................               --                 (1,131)
   Maturity on investments - HTM....................................................              701                     --
   Maturity of investments - AFS....................................................              500                    900
                                                                                             --------               --------
     Net cash used by investing activities..........................................           (4,806)                   853
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase (decrease) in deposits..............................................            3,343                 (1,266)
   Borrowings from FHLB.............................................................              700                  3,200
   Repayments of FHLB advances......................................................             (870)                  (153)
   Purchase Treasury Stock..........................................................               --                    (63)
   Reissue Treasury Stock...........................................................                4                     --
   Dividends paid...................................................................              (20)                   (20)
                                                                                             --------             ----------
     Net cash provided by financing activities......................................            3,157                  1,698
                                                                                             --------                -------
Increase (decrease) in cash and cash equivalents....................................           (1,625)                 2,546
Cash and cash equivalents at beginning of period....................................            2,350                    664
                                                                                             --------                  -----
Cash and cash equivalents at end of period..........................................         $    725                 $3,210
                                                                                             ========                 ======
SUPPLEMENTAL DISCLOSURE:
   Cash paid for:
     Interest expense...............................................................             $582                   $549
     Income taxes...................................................................               25                     45


                          LENOX BANCORP, INC.
          NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
             FOR THREE MONTHS ENDED MARCH 31, 1999 AND 1998

1.      Principles of Consolidation
        ---------------------------

        The consolidated unaudited financial statements include the accounts of Lenox Bancorp, Inc. ("Lenox" or the "Company") and its wholly-owned subsidiary Lenox Savings Bank (the "Bank"). All significant intercompany transactions have been eliminated in consolidation. The investment in the Bank on Lenox's financial statements is carried at the parent company's equity in the underlying net assets.

        The consolidated balance sheet as of March 31, 1999, and the related consolidated statement of income, cash flows and changes in stockholders' equity for the three months ending March 31, 1999, and 1998 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted of normal recurring items. Interim results are not necessarily indicated of results for a full year.

        The financial statements and notes are presented as permitted by Form 10-QSB. The interim statements are unaudited and should be read in conjunction with the financial statements and notes thereto contained in the Bank's annual report for the year ended December 31, 1998.

2.      Earnings Per Share
        ------------------

        The net loss for the three months ended March 31, 1999, was .03 per share or $10,000 on an average of 364,887 shares, compared to net income for the quarter ending March 31, 1998, of $65,000 or $.18 per share.

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

        The following analysis discusses changes in the financial condition and results of operations at and for the three months ended March 31, 1999, and should be read in conjunction with the Bank's Consolidated Financial Statements and the notes thereto, appearing in Part I, Item 1 of this document.

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

MANAGEMENT STRATEGY

        The Bank's current strategic plan is to enhance its long-term profitability, reduce the level of interest rate risk and improve market share. Management is committed to achieving a substantial increase in the Bank's return on equity within the next three years. Improving earnings and reducing capital levels are two important steps toward meeting this objective. Reducing capital levels will be achieved through the Company's repurchase program and continued focus on asset growth. Asset growth has increased 23% since the Bank's conversion from mutual to stock form in 1996 and asset growth is expected to improve through more aggressive loan production. Special loan programs designed for the Bank's niche market with Procter & Gamble employees, expanding the loan portfolio to include multi-family lending and the opportunity to attract new customers through the Bank's new branch are three major components of planned growth. The Bank also intends to enhance profitability by continuing to seek means of increasing non-interest income through the generation of transaction fees, commissions and participation in the secondary market. Finally, the Bank intends to continue to seek to reduce costs. Management is committed to its goal of enhancing shareholder value through improving profitability, reducing interest rate risk and increasing market share and believes that the actions it has taken to date and its future strategic plans will enhance the long-term profitability of the Company.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 1999 AND DECEMBER 31, 1998

        ASSETS. Total assets increased by $3.3 million or 6.0% to $58.4 million at March 31, 1999, from $55.1 million at December 31, 1998. This increase was due to a $6.1 million, or 15.9%, increase in loans receivable from $38.5 million at December 31, 1998, to $44.7 million at March 31, 1999, primarily due to increased originations of one- to-four family mortgage loans. Prepaid expenses also increased $108,000, or 68.9%, from $157,000 at December 31, 1998 to $265,000 at March 31, 1999. These increases were partially offset by a $1.6 million decrease in cash and due from banks, as the cash was used to finance the loans made. In addition, mortgage-backed securities decreased and investment securities collectively decreased $608,000, or 14.8%, to $3.5 million at March 31, 1999 from $4.1 million at December 31, 1998, due to principal payments on the mortgage-backed securities totalling $89,000 and $519,000 in investment securities being called. Also affecting total assets was the decrease in Collateralized Mortgage Obligations, ("CMO's") of $724,000, or 8.9%, to $7.4 million at March 31, 1999 from $8.1 million at December 31, 1998 due to prepayments on the mortgages underlying the CMOs.

        LIABILITIES. Total liabilities increased by $3.3 million or 6.9%, from $47.9 million at December 31, 1998 to $51.3 million at March 31, 1999, primarily due to an increase in deposits of $3.3 million, or 10.1%, from $33.1 million at December 31, 1998 to $36.4 million at March 31, 1999. The increase in deposits was primarily due to a $3.4 million increase in certificates of deposits to $26.5 million at March 31, 1999 from $23.1 million at March 31, 1998, resulting from an aggressive approach by management to attract deposits for loan demand through increased advertising and higher rates. Savings and other accounts also increased $253,000 to $5.4 million at March 31, 1999 from $5.1 million at December 31, 1999. These increases in certificates of deposit were partially offset by a reduction of $283,000 in money market and NOW accounts from $4.8 million at December 31, 1998 to $4.5 million at March 31, 1999. Accrued expenses also increased $178,000, to $339,000 at March 31, 1999, from $161,000 at
December 31, 1998. The increases in liabilities were offset by a reduction in advances from the FHLB of $170,000, or 1.2%, from $14.4 million at December 31, 1998 to $14.3 million at March 31, 1999 as the increase in deposits lowered the need for such advances.

        STOCKHOLDERS' EQUITY. Stockholders' equity decreased $33,000, or 0.5%, from $7.15 million at December 31, 1998 to $7.11 million at March 31, 1999. The decrease was a combination of a net loss of $10,000, an unrealized gain on securities available for sale of $13,000 net of tax and the payment of a dividend.

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

        The primary investment activity of the Company for the three months ended March 31, 1999, was the origination of mortgage and consumer loans in the amount of $11.1 million. The most significant source of funds for the three months ended March 31, 1999, was the repayment of mortgage loans totaling $3.7 million.

        The Bank is required to maintain a minimum level of liquidity (net cash, short term and marketable assets divided by total withdrawable deposits and short term liabilities), as defined by the Federal Deposit Insurance Corporation ("FDIC"). The Bank's liquidity at March 31, 1999, was 16.6%. The Bank's most liquid assets are cash, federal funds sold, and marketable securities. The levels of the Bank's liquid assets are dependent on the Bank's operation, financing, lending and investing activities during any given period. At March 31, 1999, assets qualifying for short term liquidity, including cash and short term investment, totaled $6.7 million.

        At March 31, 1999, the Bank's capital exceeded all the capital requirements of the FDIC. The Bank's Tier 1 leverage and total capital to risk-weighted capital ratios were 10.9% and 21.9%, respectively.

        For the three months ended March 31, 1999 and 1998, the Company had a comprehensive loss of $23,000 and comprehensive income of $78,000, respectively. The difference between net income and comprehensive income consists solely of the effect of unrealized gain and losses, net of taxes, on available for sale securities.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998

        GENERAL. The Company reported a net loss of $10,000 for the three months ended March 31, 1999, which represents a $75,000 decrease from $65,000 of net income reported for the three months ended March 31, 1998. This decrease was attributable to a sharp decrease in the Bank's net interest margin as the Bank was unable to fully invest the increase in deposits the Bank had attracted until late in the quarter. Additionally, the prepayment of mortgages underlying a portion of the Company's CMO portfolio resulted in the Bank having to write off premiums totaling approximately $26,000. The Bank, however, expects to receive discounts on additional CMOs in the portfolio over the remainder of fiscal 1999 that will offset the premium amortization it experienced this quarter.

        INTEREST INCOME AND DIVIDEND INCOME. Interest income and dividend income for the three months ended March 31, 1999 was $913,000 compared to $968,000 for the three months ended March 31, 1998, a decrease of $55,000, or 5.7%. The primary reason for the decrease was a $34,000, or 4.4 %, decrease in interest earned on loans to $735,000 for the three months ended March 31, 1999 from $769,000 for the three months ended March 31, 1998, due to a 69 basis point decrease in the average yield from 7.96% for the period ending March 31, 1998 to 7.27% for the period ending March 31, 1999. Also contributing to the decrease was a $14,000, or 17.1%, decrease in investment interest from $82,000 for the three months ended March 31, 1998 to $68,000 for the same period ended March 31, 1999, due to a decrease in the investment portfolio and the yield thereon. Interest income on CMOs for the three months ended March 31, 1999, and March 31, 1998, was $85,000, however, the average balance for the three months ended March 31, 1999, was $7.6 million compared to $5.5 million for the same period ended March 31, 1998, reflecting the premium amortization on prepayments.

        INTEREST EXPENSE. Interest expense for the three months ended March 31, 1999, was $598,000 compared to $568,000 for the three months ended March 31, 1998, an increase of $30,000, or 5.3%, primarily due to a $34,000 or 9.4% increase in interest expense on deposits from $397,000 for the three months ended March 31, 1999 to $363,000 for the three months ended March 31, 1998. The increase was due to higher average deposits. This increase was offset by a $4,000, or 2.0%, decrease in interest expense on borrowed money from $205,000 for the three months ended March 31, 1998 compared to $201,000 for the three months ended March 31, 1999. The decrease was due to a decrease in outstanding FHLB advances for the period ending March 31, 1999, compared to the period ended March 31, 1998.

        NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES. Net interest income after provision for loan losses decreased $94,000, or 23.5%, for the three months ended March 31, 1999 to $306,000 from $400,000 for the three months ended March 31, 1998. Such decrease included a $9,000 provision for loan losses for the three months ended March 31, 1999, due to an increased loan portfolio. There were no provision for the three months ended March 31, 1998.

        OTHER INCOME. Other income decreased $9,000, or 14.3%, for the three months ended March 31, 1999 to $54,000 from $63,000 for March 31, 1998. This decrease was primarily due to a 22.2% decrease in the gain on the sale of loans for the three months ended March 31, 1999 from $27,000 to $21,000 for the same period ended March 31, 1998. During the three months ended March 31, 1999, the bank sold $1.3 million of loans in the secondary market compared to $2.1 million for the three months ended March 31, 1998. Service fee income decreased $3,000, or 8.3%, from $36,000 for the three months ended March 31, 1998 to $33,000 for the three months ended March 31, 1999.

        GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the three months ended March 31, 1999, were $373,000 compared to $364,000 for the three months ended March 31, 1998, an increase of $9,000, or 2.5%. This reflected a slight increase in occupancy and equipment cost for the three months ended March 31, 1999 to $55,000 from $52,000 for the three months ended March 31, 1998, and an increase in other expenses to $130,000 for the three months ended March 31, 1999, from $126,000 for the three months ended March 31, 1998, an increase of $4,000, or 3.2%.

        INCOME TAXES. The Company received a tax credit of $3,000 for the three months ended March 31, 1999, compared to a tax of $37,000 for the three months ending March 31, 1998, because of a reduction in pre-taxed earnings. Net income before the tax provision was $99,000 for the three months ended March 31, 1998, compared to a loss of $13,000 for the same period ended March 31, 1999.

YEAR 2000 COMPLIANCE

        Many existing computer programs use only two digits to identify a year in the date field. These programs were designed without considering the impact of the upcoming change in the century. If not corrected, many computer applications and systems could fail or create erroneous results by or at the "Year 2000." The Bank primarily utilizes a third party vendor and such vendor's proprietary software to process its electronic data. The third party data processor vendor has modified, upgraded or replaced its computer software applications and systems as necessary to accommodate the Year 2000 dating changes necessary to permit correct recording of year dates for 2000 or later years. The third party vendors also have engaged various consultants to review its Year 2000 issues and has implemented a Year 2000 compliance program. The Bank has also implemented its Year 2000 plan and completed the testing of its internal system for compliance. The Bank has a representation from its primary third party data processing vendor that the vendor has completed all of the Year 2000 problems in its software and is Year 2000 compliant.

        The Bank's operations may also be affected by the Year 2000 compliance of its significant suppliers and other vendors, including those vendors that provide non-informational and technology systems. In the event that the Bank's significant suppliers or other vendors prove not to be Year 2000 compliant, the Bank has prepared a contingency plan in the event there are any system interruptions. As part of the contingency plan, the Bank intends to engage alternative vendors if its current suppliers or venders fail to meet Year 2000 operating requirements. There can be no assurance, however, that such plan or the performances by any of the Bank's suppliers will be effective to remedy all potential problems.

        The Company has upgraded its technology system in addition to implementing its Year 2000 policy. The Bank has held that the cost arising from Year 2000 issues will not materially impact the institution, and as March 31, 1999, the Bank has incurred cost of approximately $15,000. While the Bank's testing has been completed, additional costs may be incurred in connection with the education of the Bank's customers about the Year 2000 issue.

RECENT ACCOUNTING PRONOUNCEMENTS

        In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." SFAS No. 131 significantly changes the way that public business enterprises report information about operating segments in annual and interim financial statements issued to shareholders. SFAS No. 131 uses a "management approach" to disclose financial and descriptive information about an enterprise's reportable operating segments which is based on management's method for making operating decisions and assessing performances. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. There was no effect from the adoption of this pronouncement.

        In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes for derivative instruments, including derivative instruments imbedded in other contracts, and for hedging activities. It requires that an entire recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is affective for all fiscal quarters of fiscal years beginning after June 15, 1999. Management is currently assessing the impact that the adoption of this standard will have on the Company's financial statement.

                        PART II.  OTHER INFORMATION


Item 1.        Legal Proceedings.
               -----------------

        The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the Company's financial condition or results of operation.

Item 2.        Changes in Securities and Use of Proceeds.
               -----------------------------------------

               None.

Item 3.        Defaults Upon Senior Securities.
               -------------------------------

               None.

Item 4.        Submission of Matters to a Vote of Security Holders.
               ---------------------------------------------------

        On May 7, 1999, the Company held its annual meeting of stockholders for the purpose of the election of Directors to three-year terms, the ratification of Clark, Schaefer, Hackett & Company as the Company's independent auditors and to consider and vote upon a stockholder proposal. The number of votes cast at the meeting as to each matter to be acted upon was as follows:


                                                         NUMBER OF VOTES            NUMBER OF VOTES
ELECTION OF DIRECTORS                                         FOR                     WITHHELD
-----------------------                               -------------------        -------------------

Virginia M. Deisch.......................                    220,953                     71,662
Gail R. Behymer..........................                    220,953                     71,662
Reba St. Clair...........................                    219,953                     72,662
John E. Imbus............................                     69,800                         --
Norman L. Stammer........................                     69,800                         --
Stephen C. Ginn..........................                     69,800                         --

        The Directors whose terms continued and the years their terms expire are
as follows:   Richard C. Harmeyer  (2000),  Robert R. Keller  (2000),  Curtis L.
Jackson (2000), Henry E. Brown (2001) and John C. Lame (2001).





                                              NUMBER OF            NUMBER OF            NUMBER OF
                                                VOTES                VOTES                VOTES
                                                 FOR                AGAINST              ABSTAIN
                                           ----------------    -----------------    -----------------

2.  Ratification of Clark, Schaefer,
    Hacket & Company as the Company's
    Independent Auditors...............        293,240              50,400               18,775



                                             NO. OF          NO. OF            NO. OF         BROKER
                                              VOTES           VOTES            VOTES           NON-
                                               FOR           AGAINST          ABSTAIN          VOTES
                                           -----------    -------------     ------------     ---------

3.  Stockholder proposal that the
    Board of Directors take all
    reasonable steps to maximize
    stockholder value including sale
    or merger of the Company...........      158,480         166,760            695           36,480


Item 5.     Other Information.
            -----------------

            None.

Item 6.     Exhibits and Reports on Form 8-K (ss.249.308 of this Chapter).
            -------------------------------------------------------------

            (a)Exhibits
               3.1    Amended Articles of Incorporation of Lenox Bancorp, Inc.*
               3.2 Amended and Restated Code of Regulations of Lenox Bancorp, Inc.*
               11.0   Statement re: Computation of Per Share Earnings
               27.0   Financial Data Schedule

            (b)Reports on Form 8-K

               None.

----------------------
* Incorporated herein by reference to the Company's Form 10-KSB, filed on March 25, 1998.

                                SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   LENOX BANCORP, INC.


Dated:  May 14, 1999          By:  /s/ Virginia M. Deisch
                                   ---------------------------------------
                                   Virginia M. Deisch
                                   President and Chief Executive Officer
                                   (principal executive officer)

Dated:  May 14, 1999          By:  /s/ Michael P. Cooper
                                   ---------------------------------------
                                   Michael P. Cooper
                                   Chief Financial Officer and Treasurer
                                   (principal financial and accounting officer)

                             EXHIBIT INDEX

                                                                           Pages
                                                                           -----

11.0    Statement re: Computation of Per Share Earnings.....................17

27.0    Financial Data Schedule (submitted only with electronic filing)...   _