Form 10QSB
period 1999-06-30
LENOX BANCORP INC
filed 1999-08-16
CIK 1000050

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

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

(State or other jurisdiction of incorporation                   (I.R.S. Employer
or organization)                                             Identification No.)

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
                                                     Yes     X        No
                                                           -----         -----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

      State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 268,001 shares of common stock, par value $0.01 per share, were outstanding as of August 12, 1999.

Transitional Small Business Disclosure Format (check one):  Yes       No  X
                                                                ----     ----

                              LENOX BANCORP, INC.
                                  FORM 10-QSB

                      FOR THE QUARTER ENDED JUNE 30, 1999


                                     INDEX


                                                                          Page
                                                                          ----

PART I.     FINANCIAL INFORMATION............................................3

Item 1.  Financial Statements-Unaudited......................................3

            Consolidated Balance Sheets at
            June 30, 1999 (unaudited) and December 31, 1998..................3

            Consolidated Statements of Income - For the Three
            Months and Six Months Ended June 30, 1999 and 1998 (unaudited)...4

            Consolidated Statements of Cash Flows - For  the
             Six Months Ended June 30, 1999 and 1998 (unaudited).............6

            Notes to Unaudited Consolidated Financial Statements.............7


Item 2.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations.......................................7


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

SIGNATURES..................................................................18

                         PART I. FINANCIAL INFORMATION
                              LENOX BANCORP, INC.
                                 JUNE 30, 1999

Item 1.     FINANCIAL STATEMENTS.

                               LENOX BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                          JUNE 30,     DECEMBER 31,
                                                                            1999          1998
                                                                          ---------    -----------
                                                                          (UNAUDITED)
                                                                                (DOLLARS IN THOUSANDS)
ASSETS
Cash and due from banks.................................................      $   417        $ 2,350
Certificates of deposit.................................................          188            183
Investment securities - available for sale, at fair value (amortized
  cost of $2,702 and $3,303 at June 30, 1999 and December  31, 1998)....        2,643          3,301
Mortgage-back securities - available for sale, at fair value (amortized
  cost of $654 and $799 at June  30,  1999 and  December  31,  1998)....          653            805
Collateralized mortgage obligations - available for sale, at fair value
  (amortized cost of $1,035 and $2,167 at June 30, 1999 and
  December 31, 1998)....................................................        1,013          2,179
Collateralized mortgage obligations - held to maturity, (fair value of
  $4,630 and $5,992 at June 30, 1999 and December 31, 1998).............        4,558          5,925
Loans receivable, net...................................................       54,640         38,308
Loans held for sale - at lower of cost or market........................            -            220
Accrued interest receivable:
    Loans...............................................................          277            161
    Mortgage-backed securities..........................................            4              5
    Collateralized mortgage obligation..................................           28             40
    Investments and certificates of deposit.............................           50             63
Property and equipment, net.............................................          535            564
Federal Home Loan Bank stock - at cost..................................        1,221            822
Prepaid expenses and other assets.......................................          235            157
Prepaid federal income taxes............................................           40              6
                                                                              -------        -------
      Total assets......................................................      $66,502        $55,089
                                                                              =======        =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits:
    Savings, club and other accounts....................................      $ 5,372        $ 5,113
    Money market and NOW accounts.......................................        4,649          4,813
    Certificate accounts................................................       27,228         23,141
                                                                              -------        -------
      Total deposits....................................................       37,249         33,067
  Advances from Federal Home Loan Bank..................................       24,115         14,440
  Advance payments by borrowers for taxes and insurance.................          121            162
  Accrued expenses......................................................           82            161
  Deferred federal income taxes.........................................           79            112
                                                                              -------        -------
      Total liabilities.................................................      $61,646        $47,942
                                                                              =======        =======
Stockholders' Equity:
  Common stock - no par value: 2,000,000 authorized, 425,677 issued and 277,525 outstanding at June 30, 1999 and 396,910 outstanding
    at December 31, 1998................................................      $    --        $    --
  Additional paid in capital............................................        3,743          3,743
  Retained earnings - substantially restricted..........................        4,197          4,216
  Unearned ESOP shares..................................................        (240)          (240)
  Share acquired for Stock Incentive Plan...............................         (99)          (112)
  Treasury stock 148,152 shares at June 30, 1999 and 28,767 shares at
    December 31, 1998...................................................      (2,691)          (471)
  Unrealized gain on available for sale securities net of tax of $28
   and $1 at June 30, 1999 and December 31, 1998........................         (54)             11
                                                                              -------        -------
      Total stockholders' equity........................................        4,856          7,147
                                                                              -------        -------
  Total liabilities and stockholders' equity............................      $66,502        $55,089
                                                                              =======        =======


                               LENOX BANCORP, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                                                             THREE MONTHS ENDED
                                                                  JUNE 30,
                                                          ------------------------
                                                            1999            1998
                                                          ---------       --------
                                                                (UNAUDITED)
                                                           (DOLLARS IN THOUSANDS
                                                           EXCEPT PER SHARE DATA)
INTEREST INCOME AND DIVIDEND INCOME
  Loans............................................         $   890        $   727
  Mortgage-backed securities.......................              10             17
  Collateralized mortgage obligations..............              81            138
  Investments and interest bearing deposits........              46             75
  FHLB stock dividends.............................              16             14
                                                            -------        -------
    Total..........................................           1,043            971

INTEREST EXPENSE
  Deposits.........................................             420            385
  Borrowed money and capitalized leases............             237            216
                                                            -------        -------
    Total..........................................             657            601

  Net interest income before provision for loan losses          386            370

Provision for loan losses..........................               9              5
                                                                  -              -

  Net interest income after provision for loan losses           377            365

OTHER INCOME
  Service fee income...............................              27             37
  Gain on sale of loans............................              27             24
  Gain on sale of investments......................              22             --
                                                            -------        -------
    Total..........................................              76             61

GENERAL AND ADMINISTRATIVE EXPENSES
  Compensation and employee benefits...............             165            154
  Occupancy and equipment..........................              53             51
  Federal insurance premium........................               5              5
  Franchise taxes..................................              24             21
  Other expenses...................................             155            115
                                                            -------        -------
    Total..........................................             402            346

  Income before provision for income taxes.........              51             80

Provision for income taxes.........................              20             27
                                                            -------        -------

  Net income.......................................          $   31         $   53
                                                             ======         ======

  Basic earnings per share.........................           $0.09          $0.13
                                                              =====          =====

  Diluted earnings per share.......................           $0.09          $0.13
                                                              =====          =====


                               LENOX BANCORP, INC.
                        CONSOLIDATED STATEMENT OF INCOME

                                                          SIX MONTHS ENDED JUNE 30,
                                                          ------------------------
                                                            1999           1998
                                                          ---------      ---------
                                                                 (UNAUDITED)
                                                        (DOLLARS IN THOUSANDS, EXCEPT
                                                                PER SHARE DATA)
                                                        ------------------------------
INTEREST INCOME AND DIVIDEND INCOME
  Loans............................................       $   1,625        $ 1,496
  Mortgage-backed securities.......................              21             36
  Collateralized mortgage obligations..............             166            222
  Investments and interest-bearing deposits........             115            158
  FHLB stock dividends.............................              30             27
                                                          -----------    -----------
       Total.......................................           1,957          1,939

INTEREST EXPENSE
  Deposits.........................................             818            752
  Borrowed money and capitalized leases............             438            417
                                                          -----------    -----------
       Total.......................................           1,256          1,169

  Net interest income before provision for loan losses          701            770

Provision for loan losses..........................              18              5
                                                          -----------    -----------

  Net interest income after provision for loan losses           683            765

OTHER INCOME
  Service fee income...............................              61             73
  Gain on sale of loans............................              47             51
  Gain on sale of investments......................              22             --
                                                          -----------    -----------
       Total.......................................             130            124

GENERAL AND ADMINISTRATIVE EXPENSES
  Compensation and employee benefits...............             327            316
  Occupancy and equipment..........................             108            104
  Federal insurance premiums.......................              10             10
  Franchise taxes..................................              45             40
  Other expenses...................................             285            241
                                                          -----------    -----------
       Total.......................................             775            711

  Income before provision for income taxes.........              38            178

Provision for income taxes.........................              17             60
                                                          -----------    -----------

  Net income.......................................       $      21        $   118
                                                          ===========    ===========

Basic earnings per share...........................       $     0.06       $    0.3
                                                          ===========    ===========

Diluted earnings per share.........................       $     0.06       $    0.3
                                                          ===========    ===========


                              LENOX BANCORP, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 JUNE 30, 1999


                                                                        FOR THE SIX MONTHS ENDED
                                                                                JUNE 30,
                                                                        -------------------------
                                                                          1999            1998
                                                                        ---------      ----------
                                                                               (UNAUDITED)
                                                                         (DOLLARS IN THOUSANDS)
Cash flows from operating activities:
  Net income......................................................   $        21      $      118
  Adjustments to reconcile net income to net cash provided (used)
    by operating activities:
    Depreciation and amortization.................................            72              31
    Provision (credit) for losses on loans........................            18               5
    Amortization of deferred loan fees............................           (11)            (25)
    Deferred loan origination fees (cost).........................           (54)             15
    FHLB stock dividends..........................................           (30)            (27)
    Gain on sale of investments...................................           (22)             --
    Gain on sale of loans.........................................           (47)            (51)
    Amortization of stock incentive plan award....................            13              34
    ESOP expense, net of tax benefit..............................            33              22
    Effect of change in operating assets and liabilities:
      Accrued interest receivable.................................           (90)             (9)
      Prepaid expenses............................................           (78)            (89)
      Advances by borrowers for taxes and insurance...............           (41)            (79)
      Accrued expenses............................................           (79)              31
      Accrued federal income taxes................................           (34)            (44)
      Deferred federal income taxes...............................           (33)             14
                                                                     ------------     -----------
      Net cash provided (used) by operating activities............          (362)            (54)

Cash flows from investing activities:
  Property and equipment additions................................            (6)            (25)
  Repayments of mortgage-backed securities........................           140              55
  Purchase of certificates of deposits............................            (5)             (5)
  Loan disbursements..............................................       (25,497)         (9,793)
  Loan principal repayments.......................................         6,902           7,142
  Proceeds from sale of investments...............................         1,154              --
  Proceeds from sale of mortgage loans............................         2,605           3,634
  Purchase of FHLB stock..........................................          (399)           (141)
  Purchase of investments - HTM...................................            --          (1,858)
  Purchase of investments - AFS...................................            --          (2,167)
       Maturity on investments - HTM..............................         1,337             651
       Maturity of investments - AFS..............................           600           1,950
                                                                     ------------     -----------
       Net cash used by investing activities......................       (13,169)           (557)

Cash flows from financing activities:
  Net increase (decrease) in deposits.............................         4,182           1,211
  Borrowings from FHLB............................................        20,775           4,050
  Repayments of FHLB advances.....................................       (11,100)         (2,159)
  Purchase Treasury Stock.........................................        (2,223)            (63)
  Reissue Treasury Stock..........................................             4              --
  Dividends paid..................................................           (40)            (39)
                                                                     ------------     -----------
    Net cash provided by financing activities.....................        11,598           3,000
                                                                     ------------     -----------
Increase (decrease) in cash and cash equivalents..................        (1,933)           2,389
Cash and cash equivalents at beginning of period..................         2,350              664
                                                                     ------------     -----------
Cash and cash equivalents at end of period........................   $       417      $     3,053
                                                                     ============     ===========
Supplemental disclosure:
  Cash paid for:
    Interest expense..............................................   $     1,254      $     1,156
    Income taxes..................................................            51              105

                               LENOX BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THREE MONTHS ENDED JUNE 30, 1999 AND 1998


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

      The consolidated balance sheet as of June 30, 1999, and related consolidated statement of income and cash flows for the three and six months ending June 30, 1999, and 1998 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted of normal recurring items. Interim results are not necessarily indicated of results for a full year.

      The financial statements and notes are presented as permitted by Form 10-QSB and Regulation S-B. The interim statements are unaudited and should be read in conjunction with the financial statements and notes thereto contained in the Bank's annual report for the year ended dated December 31, 1998.

2.    Earnings Per Share
      ------------------

      The net income for the three months ended June 30, 1999, was $.09 per share or $31,000 on an average of 330,077 shares, compared to net income for the quarter ending June 30, 1998, of $53,000 or $.13 per share on an average of 396,729 shares. Earnings for the six months ending June 30, 1999 was $21,000 or $.06 per share on an average of 347,386 shares compared to $118,000 or $.30 on an average of 397,582 shares for the six months ended June 30, 1998.


ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      The following analysis discusses changes in the financial condition and results of operations at and for the three and six months ended June 30, 1999, and should be read in conjunction with the Company's Consolidated Financial Statements and the notes thereto, appearing in Part I, Item 1 of this document.

Forward-Looking Statements
--------------------------

      This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identified by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and the Bank include, but are not limited to, changes in: interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company's market area and accounting principles and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company's financial results, is included in the Company's filings with the Securities and Exchange Commission.

      The Company does not undertake -- and specifically disclaims any obligation -- to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Management Strategy
-------------------

      The Bank's current strategic plan is to enhance its long-term profitability, reduce the level of interest rate risk and improve market share. Management is committed to achieving a substantial increase in the Bank's return on equity within the next three years. Improving earnings and reducing capital levels are the two important steps toward meeting this objective. Capital levels have been reduced through the Company's repurchase program, which resulted in approximately 120,000 shares being repurchased this quarter. Asset growth has increased over 40% since the Bank's conversion from mutual to stock form in 1996. Asset growth is expected to continue due to special loan programs designed for the Bank's niche market with Procter & Gamble employees, expanding the loan portfolio to include multi-family lending and attracting new customers through the Bank's new branch opened in October 1997. The Bank also intends to enhance profitability by continuing to seek means of increasing non-interest income through the generation of transaction fees, commissions and selling loans in the secondary market. Finally, the Bank intends to continue to seek to reduce cost. Management's committed to its goal of enhancing shareholder value through improving profitability, reducing interest rate risk and increasing market share and believes that the actions it has taken to date and its future strategic plan will enhance the long-term profitability of the Company.

Comparison of Financial Condition at June 30, 1999 and December 31, 1998
------------------------------------------------------------------------

      ASSETS.  Total  assets  increased  by $11.4  million,  or 20.7%,  to $66.5
      ------
million at June 30, 1999 from $55.1 million at December 31, 1998. This increase was due to a $16.3 million, or 42.6%, increase in loans receivable from $38.3 million at December 31, 1998, to $54.6 million at June 30, 1999. This was due to an increase of $10.9 million, or 32.8%, in one- to four-family loans from $33.3 million at December 31, 1998, to $ 44.2 million at June 30, 1999, and an increase of $3.8 million, or 382.9%, in multi-family loans from $1.0 million to $4.8 million. The increase in loans resulted from management's decision to grow the balance sheet to enhance future profits. Federal Home Loan Bank (the "FHLB") stock increased $399,000, or 48.5%, increasing from $822,000 at December 31, 1998, to $1.2 million at June 30, 1999, resulting from an increase in FHLB advances. The increase in assets due to increased loans was offset by a $1.9 million decrease in cash and due from banks, from $2.3 million at December 31, 1998, to $417,000 at June 30, 1999, as the cash was used to finance the loans made. The increase in assets was also offset by a $805,000 decrease in investments and mortgage-backed securities to $3.5 million at June 30, 1999, from $4.3 million at December 31, 1998, due to principal payments and $600,000 in investment securities being called. Collateralized Mortgage Obligations, ("CMOs") decreased $2.5 million, or 31.3%, to $5.6 million at June 30, 1999 from $8.1 million at December 31, 1998, from the sale of $1.2 million in CMOs held available for sale and principal repayments on both available for sale and held to maturity CMOs.

      LIABILITIES.  Total liabilities increased by $13.7 million, or 28.6%, from
      -----------
$47.9 million at December 31, 1998 to $61.6 million at June 30, 1999, primarily due to an increase in advances from the FHLB of $9.7 million, or 67.0%, from $14.4 million at December 31, 1998 to $24.1 million at June 30, 1999. The advances were borrowed on a short term basis to fund asset growth while lowering the cost of funds. Deposits increased $4.1 million or 12.6% to $37.2 million at June 30, 1999 from $33.1 million at December 31, 1998. This increase in deposits was primarily due to a $4.1 million increase in certificates of deposits to $27.2 million at June 30, 1999 from $23.1 million at December 31, 1998 resulting from an aggressive approach by management to attract deposits for loan demand by increasing rates on current products. Savings and other accounts also increased $259,000 to $5.4 million at June 30, 1999, from $5.1 million at December 31, 1998. These increases were offset by a reduction of $164,000 in Money Market and NOW accounts from $4.8 million at December 31, 1998 to $4.6 million at June 30, 1999.

      TERMINATION  OF  LEASEHOLD  IMPROVEMENTS.  In July 1999 Procter and Gamble
      ----------------------------------------
("P&G") advised the Company that it will not renew the Company's lease for its main office in St. Bernard, Ohio, when the lease becomes due on December 31, 1999. Management is currently seeking alternative office space in and around the St. Bernard, Ohio area and is confident that a new location will be found at or below the cost of the Company's current lease with P&G prior to December 31, 1999; however, no assurance can be given that acceptable office space will be found or that the Company's non-interest expense will not increase as a result of the change in office location. As of July 31, 1999 the remaining net book value on the leasehold improvements totaled $165,000. As per the lease agreement, P&G will reimburse the Company an estimated $22,000 for the leasehold improvements at the lease termination date. The Company anticipates it will record, in the third quarter of 1999, an after-tax charge to earnings of $91,000 to record the impairment of leasehold improvements.

      STOCKHOLDERS' EQUITY. Stockholders' equity decreased $2.2 million or 32.1%
      --------------------
from $7.1 million at December 31, 1998, to $4.9 million at June 30, 1999. The decrease was primarily due to the stock repurchase of 119,640 shares of the Company's outstanding common stock which totaled $2.2 million, a decrease in market value on securities of $65,000, net of taxes, and the payment of a quarterly dividend. The repurchase of the Company's outstanding common stock, completed in June 1999, was an important step in increasing the return on equity over the next three years.

      LIQUIDITY AND CAPITAL  RESOURCES.  The Company's  primary sources of funds
      --------------------------------
are deposits, FHLB advances, principal and interest payments on loans and loan sales in the secondary market. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flow and mortgage prepayments are strongly influenced by changes in general interest rates, economic conditions and competition.

      The primary investment activity of the Company for the six months ended June 30, 1999, was the origination of mortgage and consumer loans in the amount of $25.5 million. The most significant source of funds for the six months ending June 30, 1999, was the borrowing of FHLB advances totaling $20.8 million. Also, the repayment of loans totaled $6.9 million for the six months ended June 30, 1999.

      The Bank is required to maintain a minimum level of liquidity (net cash, short term and marketable assets divided by total withdrawable deposits and short term liabilities), as defined by the Federal Deposit Insurance Corporation ("FDIC"). The Bank's liquidity at June 30, 1999, was 9.6%. The Bank's most liquid assets are cash, federal funds sold, and marketable securities. The levels of the Bank's liquid assets are dependent on the Bank's operation, financing, lending and investing activities during any given period. At June 30, 1999, assets qualifying for short term liquidity, including cash and short term investment, totaled $4.9 million. To increase the Bank's liquidity level, management converted the CMOs classified as held to maturity to available for sale as of July 1, 1999, as permitted under FASB, with SFAS No. 133, amended by SFAS No. 137.

      At June 30, 1999, the Bank's capital exceeded all the capital requirements of the FDIC, which are 4% for tier I capital and Tier II of 8%. The Bank's tier 1 leverage and total capital to risk-weighted capital ratios were 7.7% and 13.8%, respectively.

      Comprehensive income (loss) for the six months ending June 30, 1999, and 1998 was ($11,000) and $146,000, respectively. The difference between net income and comprehensive income consists solely of the effect of unrealized gain and losses, net of taxes, on available for sale securities.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTH ENDED JUNE 30,
----------------------------------------------------------------------
1999 AND 1998.
--------------

      GENERAL.  The Company  reported net income of $31,000 for the three months
      -------
ending June 30, 1999, which represents a $22,000 decrease from $53,000 of net income reported for the three months ended June 30, 1998. This decrease was attributable to a decrease in the Bank's net interest margin due to refinancings due to a lower interest rate environment, whereas the yields on deposits have only decreased slightly. Additionally, the Bank's general and administrative expenses increased from $346,000 for the three months ended June 30, 1998 to $402,000 for the same period ended June 30, 1999. This increase in general and administrative expenses was primarily attributable to additional legal and professional expenses related to the Company's annual meeting.

      INTEREST INCOME AND DIVIDEND  INCOME.  Interest income and dividend income
      ------------------------------------
for the three months ended June 30, 1999 was $1.0 million compared to $971,000 for the three months ended June 30, 1998, an increase of $72,000 or 7.4%. The increase was primarily due to the increase in loan production, primarily the origination of adjustable rate loans, increasing the average balance for the three months ended June 30, 1999 to $44.9 million from $33.3 million for the same period ended June 30, 1998, a $11.6 million or a 34.8% increase. However, such increase was offset by a decrease in the average yield from 7.26% on interest earning assets for the three months ended June 30, 1998 to a yield of 6.86% for the three months ended June 30, 1999 due to a lower interest rate environment. This increase in loan interest was offset by a decrease of income from the CMO portfolio.

      INTEREST  EXPENSE.  Interest  expense for the three  months ended June 30,
      -----------------
1999, was $657,000 compared to $601,000 for the three months ended June 30, 1998, an increase of $56,000, or 9.3%, due to the increase in deposits and borrowings from the FHLB to fund the increase in loan demand. Deposits interest increased $35,000, or 9.1%, from $385,000 for the three months ended June 30, 1998 to $420,000 for the three months ended June 30, 1999. The increase in the interest earned on deposits was offset by a decrease in the average yield from 4.58% for the three months ended June 30, 1998 to a yield of 4.45% for the three months ended June 30, 1999. The interest expense on borrowed fund increased $21,000 from $216,000 for the three months ended June 30, 1998 to $237,000 for the three months ended June 30, 1999.

      NET INTEREST  INCOME AFTER PROVISION FOR LOAN LOSSES.  Net interest income
      ----------------------------------------------------
after provision for loan losses increased $12,000, or 3.3%, for the three months ended June 30, 1999 to $377,000 from $365,000 for the three months ended June 30, 1998. This increase takes into accounts an increase of $4,000 provision for loan losses for the three months ending June 30, 1999, to $9,000 compared to $5,000 for the three months ended June 30, 1998, due to an increase in the loan portfolio. The increase in loan loss reserve is relative to the increase in lending.

      OTHER INCOME.  Other income  increased  $15,000,  or 24.6%,  for the three
      ------------
months ended June 30, 1999 to $76,000 from $61,000 for the three months ended June 30, 1998. This increase was primarily due to the gain on the sale of investments of $22,000 for the three months ended June 30, 1999, where there were no sales for the same period ended June 30, 1998. The proceeds from the sale of investments was used to fund the loan demand. The gain on the sale of loans for the three months ending June 30, 1999, was $27,000 compared to $24,000 or a 12.5% increase from the sale of loans for the same period ending June 30, 1998. These increases were offset by a reduction in service fee income of $10,000 or 27% from $37,000 for the three months ended June 30, 1998, compared to $27,000 for the three months ended June 30, 1999. The reduction in service fee income is largely related to a reduction in loan commitment fees and a reduction in debit card income.

      GENERAL AND ADMINISTRATIVE  EXPENSES.  General and administrative expenses
      ------------------------------------
for the three months ended June 30, 1999, were $402,000 compared to $346,000 for the three months ended June 30, 1998, an increase of $56,000 or 16.2%. The increase was primarily due to other expenses which increased $40,000 or 34.8% from $115,000 for the three months ended June 30, 1998 to $155,000 for the three months ended June 30, 1999, primarily attributable to additional expenses related to the Company's annual meeting. Other expenses include legal fees, other professional fees, ATM expense, now account servicing, payroll tax, postage and telephone expense. The compensation and employee benefits increased $11,000, or 7.1% due normal increases and the timing of the salary expenses.

      INCOME  TAXES.  Income  taxes for the three  months  ended June 30,  1999,
      -------------
decreased $7,000 to $20,000 for the three months ended June 30, 1999 from $27,000 for the three months ending June 30, 1998, because of a reduction in pre-tax earnings. Net income before taxes was $80,000 for the three months ended June 30, 1998 compared to $51,000 for the same period ending June 30, 1999. Taxes are calculated based on net income less the employee stock ownership plan expenses as required by Statement of Position ("SOP") 93-6.

COMPARISON OF RESULTS OF  OPERATIONS  FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND
--------------------------------------------------------------------------------
1998.
-----

      GENERAL.  The  Company  reported  net income of $21,000 for the six months
      -------
ended June 30, 1999, which represents a $97,000 decrease from $118,000 of net income reported for the six months ended June 30, 1998. This decrease was attributable to a decrease in the Bank's net interest margin due to refinancings due to a lower interest rate environment, whereas the yields on deposits have only decreased slightly. Net income also decreased due to the prepayment of mortgages underlying a portion of the Company's CMO portfolio, resulted in the Company having to amortize premiums. The Company anticipates, during the second half of fiscal 1999, accreting discounts on additional CMOs in the portfolio that will offset the premium amortization it experienced. Additionally, the Bank's general and administrative expenses increased to $775,000 for the six months ended June 30, 1999, from $711,000 for the same period ended June 30, 1998. This increase in general and administrative expenses was primarily attributable to additional expenses related to the Company's annual meeting.

      INTEREST INCOME AND DIVIDEND  INCOME.  Interest income and dividend income
      ------------------------------------
for the six months ended June 30, 1999, increased $18,000, or 0.9%, to $2.0 million from $1.9 million for the six months ended June 30, 1998, due to the increase in the average earning assets, which increased from $52.6 million for the six months ended June 30, 1998, to $ 57.6 million for the six months ended June 30, 1999 due to increased lending, primarily the origination of adjustable-rate loans. This increase was offset by a decrease in the average yield from 7.38% for the six months ended June

30, 1998 to 6.79% for the six months ended June 30, 1999. The decrease in yield on earning assets was primarily a result of loan customers refinancing due to a lower interest rate environment and the amortization of the premiums on a portion of the Bank's CMO portfolio were accelerated due to increased prepayment speeds. The Bank does anticipate that discounts associated with CMO portfolio will also accelerate in the second half of this fiscal year.

      INTEREST EXPENSE. Interest expense for the six months ended June 30, 1999,
      ----------------
was $1.3 million compared to $1.2 million for the six months ended June 30, 1998, an increase of $87,000, or 7.4%, due to the increase in deposits and borrowings from the FHLB to fund the increase in loan demand. Interest on deposits increased $66,000, or 8.8%, to $818,000 for the six months ended June 30, 1999 from $752,000 for the six months ended June 30, 1998. This increase was due to a $4.3 million increase in the average balance of deposits from $32.6 million for the six months ended June 30, 1998 to $36.3 million for the six months ended June 30, 1999. Such increase was offset by a 9 basis point decrease in the average yield from 4.66% for the six months ended June 30, 1998 to 4.57% for the six months ended June 30, 1999. The interest expense on borrowed funds increased $21,000, or 5.0%, to $438,000 for the six months ended June 30, 1999 from $417,000 for the six months ended June 30, 1998.

      NET INTEREST  INCOME AFTER PROVISION FOR LOAN LOSSES.  Net interest income
      -----------------------------------------------------
after provision for loan losses decreased $82,000, or 10.7%, for the six months ended June 30, 1999 to $683,000 from $765,000 for the six months ended June 30, 1998. This decrease takes into accounts an increase of $13,000 provision for loan losses for the six months ended June 30, 1999, to $18,000 compared to $5,000 for the six months ended June 30, 1998, due to an increase in the loan portfolio and the additional risks associated with increased multi-family lending. The Bank has maintained the same percentage of reserves to loans from 0.15% as of June 30, 1998 as compared to 0.15% as of June 30, 1999, as past due loans more than 90 days dropped from $126,000 at June 30, 1998 to $69,000 at June 30, 1999.

      OTHER  INCOME.  Other income  increased  $6,000 or 4.8% for the six months
      -------------
ended June 30, 1999, to $130,000 from $124,000 for the six months ended June 30, 1998. This increase was primarily due to the gain on the sale of investments of $22,000 for the six months ended June 30, 1999, where there were no sales for the same period ended June 30, 1998. These same investments funded loans resulting in a higher yield. This increase was reduced by the reduction in gain on the sale of loans for the six months ending June 30, 1999 of $4,000, or 7.8%, to $47,000 from $51,000 for the same period ending June 30, 1998. Loan sales for the six months ended June 30, 1998 was $3.6 million compared to $2.6 million for the six months ended June 30, 1999. Other income was further reduced by the reduction in service fee income of $12,000, or 15.4%, from $73,000 for the six months ended June 30, 1998 compared to $61,000 for the six months ended June 30, 1999. The reduction in service fee income is largely related to a reduction in loan commitment fees and a reduction in debit card income.

      GENERAL AND ADMINISTRATIVE  EXPENSES.  General and administrative expenses
      ------------------------------------
for the six months ended June 30, 1999, were $775,000 compared to $711,000 for the six months ended June 30, 1998, an increase of $64,000 or 9.0%. The increase was primarily due to an increase of $44,000, or 18.3%, increase in other expenses from $241,000 for the six months ended June 30, 1998, to

$285,000 for the six months ended June 30, 1999, due to additional expenses related to the Company's annual meeting. In addition to other expenses, compensation and employee benefits increased $11,000 or 3.5% from $316,000 for the six months ended June 30, 1998, to $327,000 for the six months ended June 30, 1999, due to normal salary adjustments.

      INCOME  TAXES.  Income  taxes  for the six  months  ended  June 30,  1999,
      -------------
decreased $43,000 to $17,000 for the six months ended June 30, 1999, from $60,000 for the six months ending June 30, 1998, because of a reduction in pre-tax earnings. Net income before taxes was $178,000 for the six months ended June 30, 1998, compared to $38,000 for the same period ending June 30, 1999. Taxes are calculated based on net income less employee stock ownership plan expenses as required by SOP 93-6.

      RECENT ACCOUNTING PRONOUNCEMENTS.
      --------------------------------

      In June 1997, the FASB issued SFAS No. 131, 'Disclosure about Segments of an Enterprise and Related Information," which significantly changed the way that public business enterprises report information about operating segments in annual and interim financial statements issued to shareholders. SFAS No. 131 uses a 'management approach' to disclose financial and descriptive information about an enterprise's reportable operating segments which is based on management's method for making operating decisions and assessing performances. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. There was no effect from the adoption of this pronouncement.

      In June 1998,  the FASB issued SFAS No. 133,  "Accounting  for  Derivative
Instruments and Hedging Activities," which establishes for derivative instruments, including derivative instruments imbedded in other contracts, and for hedging activities. It requires that an entire recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000.

      YEAR 2000 COMPLIANCE.
      --------------------

      Many existing computer programs use only two digits to identify a year in the date field. These programs were designed without considering the impact of the upcoming change in the century. If not corrected, many computer applications and systems could fail or create erroneous results by or at the 'Year 2000.' The Bank primarily utilizes a third party vendor and such vendor's proprietary software to process its electronic data. The third party data processor vender has modified, upgraded or replaced its computer software applications and systems as necessary to accommodate the Year 2000 dating changes necessary to permit correct recording of year dates for 2000 or later years. The third party vendors also have engaged various consultants to review its Year 2000 issues and has implemented a Year 2000 compliance program, and deemed to be in compliance. The Bank has representation from its primary third party data processing vendor that it has completed all of the Year 2000 problems in its software and is Year 2000 compliant. The Bank has also implemented its Year 2000 plan and tested its internal system for compliance status.

      The Bank's operations may also be affected by the Year 2000 compliance of its significant suppliers and other vendors, including those vendors that provide non-informational and technology systems. In the event that the Bank's significant suppliers or other vendors prove not to be Year 2000 compliant, the Bank has prepared a contingency plan in the event there are any system interruptions. There can be no assurance, however, that such plan or the performances by any of the Bank's suppliers will be effective to remedy all potential problems. In the worst case scenario, there could be an excess amount of withdrawal requests created by depositor concerns over Year 2000 failures and the Bank could lose communication with the data processing center. However, the Bank's contingency plan covers both scenarios.

      The Company has upgraded its technology system in addition to implementing its Year 2000 policy. The Bank has held that the cost arising from Year 2000 issues will not materially impact the institution, and as June 30, 1999, the Bank has incurred cost of approximately $17,000. The current budget for Year 2000 issues is $20,000 but is not limited to that amount. The Bank's systems have been tested and appear to be Year 2000 compliant, but additional cost may be incurred in the education of the Bank's customers. Lenox has developed a customer awareness plan for all customers which begins in August and will continue throughout the year. After evaluating the customer base and because substantially all of the Bank's borrowers are individuals rather than commercial enterprises, management believes that Year 2000 issues will not materially impair the ability of the Bank's borrowers to repay their debts.

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

Item 2.     Changes in Securities and Use of Proceeds.
            -----------------------------------------

            The Company entered into a Stockholder Protection Rights Agreement, dated as of May 5, 1999, between with The Fifth Third Bank, as Right Agent (the "Rights Agreement"). Under the Rights Agreement each stockholder of record as of May 27, 1999 will receive a dividend of one right ("Right") for each outstanding share of common stock, no par value of the Company (the "Common Stock") they own. Each Right entitles the registrant holder to purchase from the Company one-half of one share of the Common Stock at an exercise price of $55.00, subject to adjustment. The description and terms of the Rights are set forth in the Rights Agreement, a copy of which is included herein as Exhibit 10.1.

Item 3.     Defaults Upon Senior Securities.
            -------------------------------

            None.

Item 4.     Other Information.
            -----------------

            None.

Item 6.     Exhibits and Reports on Form 8-K (Section 249.308 of this Chapter).
            ------------------------------------------------------------------
            (a)   Exhibits
                  3.1   Amended Articles of Incorporation of Lenox Bancorp,
                        Inc.*
                  3.2 Amended and Restated Code of Regulations of Lenox Bancorp, Inc.*
                  10.1 Stockholder Protection Rights Agreement, dated as of May 5, 1999, between Lenox Bancorp, Inc. and The Fifth Third Bank, as Rights Agent**
                  11.0  Statement re: Computation of Per Share Earnings
                  27.0  Financial Data Schedule

            (b)   Reports on Form 8-K

                  On June 1, 1999, the Company filed an 8-K to announce that on May 27, 1999, the Company filed a registration statement on Form 8-A with the Securities and Exchange Commission registering its Stockholder Protection Rights Agreement, dated as of May 5, 1999 between the Company and The Fifth Third Bank, as Right Agent (the "Rights Agreement"). A copy of the Rights Agreement was filed by exhibit.

----------------------
* Incorporated herein by reference to the Company's Form 10-KSB, filed on March 25, 1998.
** Incorporated herein by reference to the Company's Form 8-K, filed on June 1, 1999.

                                   SIGNATURES


      In accordance with the requirements of the Exchange Act, the registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          LENOX BANCORP, INC.


Dated: August 16, 1999                 By: /s/ Virginia M. Deisch
                                           ----------------------
                                           Virginia M. Deisch
                                           President and Chief Executive Officer
                                           (principal executive officer)

Dated: August 16, 1999                 By: /s/ Michael P. Cooper
                                           ---------------------
                                           Michael P. Cooper
                                           Chief Financial Officer and Treasurer
                                           (principal financial and accounting
                                            officer)

                                 EXHIBIT INDEX


                                                                         PAGES
                                                                         -----

      11.0  Statement re: Computation of Per Share Earnings.................20

      27.0  Financial  Data Schedule  (submitted  only with  electronic filing).........................................................--