Form 10QSB
period 1999-09-30
LENOX BANCORP INC
filed 1999-11-15
CIK 1000050

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to _________________

                         Commission File Number 0-28162

                               LENOX BANCORP, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

Ohio                                                                  31-1445959
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation                   (I.R.S. Employer
or organization)                                             Identification No.)

5255 Beech Street, St. Bernard, Ohio                                       45217
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

                                 (513) 242-6900
--------------------------------------------------------------------------------
                           (Issuer's telephone number)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

      State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 285,028 shares of common stock, par value $0.01 per share, were outstanding as of November 12, 1999.

Transitional Small Business Disclosure Format (check one):   Yes       No   X
                                                                 ----     -----
                                       1

                               LENOX BANCORP, INC.
                                   FORM 10-QSB

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999

                                      INDEX

                                                                            Page
                                                                            ----

PART I.     FINANCIAL INFORMATION..............................................3

Item 1.  Financial Statements-Unaudited........................................3

            Consolidated Balance Sheets at
            September 30, 1999 and December 31, 1998...........................3

            Consolidated Statements of Operations - For the Three
            Months and Nine Months Ended September 30, 1999 and 1998...........4

            Consolidated Statements of Cash Flows - For  the
            Nine Months Ended September 30, 1999 and 1998......................6

            Notes to Unaudited Consolidated Financial Statements...............7


Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations.........................................7


PART II:    OTHER INFORMATION.................................................14

Item 1.  Legal Proceedings....................................................14
Item 2.  Changes in Securities and Use of Proceeds............................14
Item 3.  Defaults Upon Senior Securities......................................14
Item 4.  Submission of Matters to a Vote of Security Holders..................14
Item 5.  Other Information....................................................14
Item 6.  Exhibits and Reports on Form 8-K.....................................14

SIGNATURES....................................................................15

                          PART I. FINANCIAL INFORMATION
                               LENOX BANCORP, INC.
                               SEPTEMBER 30, 1999

Item 1.   FINANCIAL STATEMENTS.

                                         LENOX BANCORP, INC.
                                     CONSOLIDATED BALANCE SHEETS

                                                                                       SEPTEMBER 30,        DECEMBER 31,
                                                                                           1999                 1998
                                                                                      ---------------      --------------
                                                                                       (UNAUDITED)
                                                                                                 (DOLLARS IN THOUSANDS)
ASSETS
Cash and due from banks.........................................................          $ 1,200              $ 2,350
Certificates of deposit.........................................................              191                  183
Investment securities - available for sale, at fair value (amortized cost of
  $2,701 and $3,303 at September 30, 1999 and December 31, 1998)................            2,570                3,301
Mortgage-backed securities - available for sale, at fair value (amortized
  cost of $633 and $799 at September 30, 1999 and December 31, 1998)............              623                  805
Collateralized mortgage obligations - available for sale, at fair value
  (amortized cost of $4,162 and $2,167 at September 30, 1999 and
   December 31, 1998)...........................................................            4,199                2,179
Collateralized mortgage obligations - held to maturity, (fair value of
  $0 and $5,992 at September 30, 1999 and December 31, 1998)....................                -                5,925
Loan receivable, net............................................................           60,079               38,308
Loans held for sale - at lower of cost or market................................                -                  220
Accrued interest receivable:
     Loans......................................................................              316                  161
     Mortgage-backed securities.................................................                4                    5
     Collateralized mortgage obligation.........................................               21                   40
     Investments and certificates of deposit....................................               38                   63
Property and equipment, net.....................................................              443                  564
Federal Home Loan Bank stock - at cost..........................................            1,443                  822
Prepaid expenses and other assets...............................................              322                  157
Prepaid federal income taxes....................................................               74                    6
                                                                                               --                    -
         Total assets...........................................................          $71,523              $55,089
                                                                                          =======              =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits:
     Savings, club and other accounts...........................................          $ 6,072              $ 5,113
     Money market and NOW accounts..............................................            4,693                4,813
     Certificate accounts.......................................................           28,502               23,141
                                                                                           ------               ------
         Total deposits.........................................................           39,267               33,067
  Advances from Federal Home Loan Bank..........................................           27,053               14,440
  Advance payments by borrowers for taxes and insurance.........................              174                  162
  Accrued expenses..............................................................              194                  161
                                                                                               --                  ---
  Deferred federal income taxes.................................................               71                  112
         Total liabilities......................................................          $66,759              $47,942
                                                                                          =======              =======
  Stockholders' Equity:
     Common stock - no par value: 2,000,000 authorized, 425,677 issued and 285,028 outstanding at Sept. 30, 1999 and 404,413 issued
        and outstanding at December 31, 1998....................................                -                    -
     Additional paid in capital.................................................            3,743                3,743
     Retained earnings - substantially restricted...............................            4,114                4,216
     Unearned ESOP shares.......................................................             (240)                (240)
     Share acquired for Stock Incentive Plan....................................             (217)                (235)
     Treasury stock  140,649 shares  at Sept. 30, 1999 and  21,264 shares
       at December 31, 1998.....................................................           (2,567)                (348)
     Unrealized gain (loss) on available for sale securities net of taxes.......              (69)                  11
                                                                                              ----                  --
         Total stockholders' equity.............................................          $ 4,764              $ 7,147
                                                                                          -------              -------
     Total liabilities and stockholders' equity.................................          $71,523              $55,089
                                                                                          =======              =======

                                                3

                               LENOX BANCORP, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                                             THREE MONTHS ENDED
                                                               SEPTEMBER 30,
                                                          ------------------------
                                                            1999            1998
                                                          ---------       --------
                                                                (UNAUDITED)
                                                           (DOLLARS IN THOUSANDS
                                                           EXCEPT PER SHARE DATA)
INTEREST INCOME AND DIVIDEND INCOME
 Loans..................................................     1,030            728
 Mortgage-backed securities.............................        12             15
 Collateralized mortgage obligations....................        83            131
 Investments and interest bearing deposits..............        47             72
 FHLB stock dividends...................................        24             15
                                                                --             --
   Total................................................     1,196            961

INTEREST EXPENSE
 Deposits...............................................       442            401
 Borrowed money and capitalized leases..................       368            201
                                                               ---            ---
   Total................................................       810            602

 Net interest income before provision for loan losses...       386            359

Provision for loan losses...............................        10              5
                                                                --             --

 Net interest income after provision for loan losses....       376            354

OTHER INCOME
 Service fee income.....................................        42             35
 Gain on sale of loans..................................        32             22
 Gain on sale of assets.................................        --              1
 Gain (Loss) on sale of investments.....................       (18)            12
                                                               ----            --
   Total................................................        56             70

GENERAL AND ADMINISTRATIVE EXPENSES
 Compensation and employee benefits.....................       170            171
 Occupancy and equipment................................       187             54
 Federal insurance premium..............................         5              5
 Franchise taxes........................................        17             21
 Other expenses.........................................       162            106
                                                               ---            ---
   Total................................................       541            357

 Income (Loss)  before provision for income taxes.......      (109)            67

Provision (Credit) for income taxes.....................       (35)            23
                                                               ----            --

 Net income (loss)......................................       (74)            44
                                                               ====            ==

 Basic earnings (loss) per share........................     (0.30)          0.11
                                                             ======          ====

 Diluted earnings (loss) per share......................     (0.29)          0.11
                                                             ======          ====



                               LENOX BANCORP, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS


                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                        -------------------------------
                                                             1999            1998
                                                        --------------  ---------------
                                                                  (Unaudited)
                                                         (Dollars in thousands, except
                                                                 per share data)
                                                        -------------------------------
INTEREST INCOME AND DIVIDEND INCOME
 Loans.................................................      2,655            2,224
 Mortgage-backed securities............................         34               50
 Collateralized mortgage obligations...................        249              354
 Investments and interest-bearing deposits.............        161              231
 FHLB stock dividends..................................         54               41
                                                                --               --
       Total...........................................      3,153            2,900

INTEREST EXPENSE
 Deposits..............................................      1,261            1,162
 Borrowed money and capitalized leases.................        805              610
                                                               ---              ---
       Total...........................................      2,066            1,772

 Net interest income before provision for loan losses..      1,087            1,128

Provision for loan losses..............................         28              10
                                                                --              --

 Net interest income after provision for loan losses...      1,059           1,118

OTHER INCOME
 Service fee income....................................        102             108
 Gain on sale of loans.................................         79              73
 Gain on sale of assets................................         --               1
 Gain on sale of investments...........................          5              12
                                                                 -              --
       Total...........................................        186             194

GENERAL AND ADMINISTRATIVE EXPENSES
 Compensation and employee benefits....................        497             487
 Occupancy and equipment...............................        295             158
 Federal insurance premiums............................         15              14
 Franchise taxes.......................................         62              61
 Other expenses........................................        447             347
                                                               ---             ---
       Total...........................................      1,316            1,067

 Income (Loss)  before provision for income taxes......       (71)             245

Provision (Credit)  for income taxes...................       (18)              83
                                                              ----              --

 Net income (loss).....................................       (53)             162
                                                              ====             ===

Basic earnings (loss)  per share.......................     (0.17)            0.41
                                                            ======            ====

Diluted earnings (loss)  per share.....................     (0.16)            0.40
                                                            ======            ====


                               LENOX BANCORP, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                               SEPTEMBER 30, 1999

                                                                              NINE MONTHS ENDED
                                                                                SEPTEMBER 30,
                                                                       -------------------------------
                                                                            1999            1998
                                                                       --------------  ---------------
                                                                                  (Unaudited)
                                                                             (Dollars in thousands)
                                                                       -------------------------------
Cash flows from operating activities:
 Net income (loss)..................................................        (53)             162
 Adjustments to reconcile net income to net cash provided (used)
   by operating activities:
    Depreciation and amortization...................................        222               52
    Provision (credit) for losses on loans..........................         28               10
    Amortization of deferred loan fees..............................         (9)             (22)
    Deferred loan origination fees (cost)...........................        (79)               3
    FHLB stock dividends............................................        (54)             (42)
    Gain on sale of investments.....................................         (5)             (12)
    Gain on sale of loans...........................................        (80)             (73)
    Gain on sale of assets..........................................         --               (1)
    Amortization of stock incentive plan award......................         19               18
    ESOP expense, net of tax benefit................................         50               34
    Effect of change in operating assets and liabilities:
      Accrued interest receivable...................................       (110)              32
      Prepaid expenses..............................................       (165)             (70)
      Advances by borrowers for taxes and insurance.................         12              (40)
      Accrued expenses..............................................         33               48
      Accrued federal income taxes..................................        (68)             (40)
      Deferred federal income taxes.................................        (41)               7
                                                                            ----              --
      Net cash provided (used) by operating activities..............       (300)              66

Cash flows from investing activities:
  Property and equipment additions..................................        (66)             (28)
  Repayments of mortgage-backed securities..........................        160              128
  Purchase of certificates of deposits..............................         (8)              (7)
  Loan disbursements................................................    (34,749)         (12,231)
  Loan principal repayments.........................................      7,286            9,564
  Proceeds from sale of investments.................................      2,348              612
  Proceeds from sale of mortgage loans..............................      5,997            4,861
  Proceeds from sale of assets......................................         --                1
  Purchase of FHLB stock............................................       (567)            (141)
  Purchase of investments - HTM.....................................         --           (1,858)
  Purchase of investments - AFS.....................................         --           (3,871)
  Maturity of investments - HTM.....................................      1,337              698
  Maturity of investments - AFS.....................................        867            2,800
    Net cash used by investing activities...........................    (17,395)             528

Cash flows from financing activities:
  Net increase (decrease) in deposits...............................      6,200              537
  Borrowings from FHLB..............................................     21,000            4,050
  Repayments of FHLB advances.......................................     (8,387)          (2,317)
  Purchase Treasury Stock...........................................     (2,223)             (63)
  Reissue Treasury Stock............................................          4               --
  Dividends paid....................................................        (49)             (58)
                                                                            ----             ----
    Net cash provided by financing activities.......................      16,545           2,149
                                                                          ------           -----
Increase (decrease) in cash and cash equivalents....................      (1,150)          2,743
Cash and cash equivalents at beginning of period....................       2,350             664
                                                                           -----            ----
Cash and cash equivalents at end of period..........................       1,200           3,407
                                                                           =====           =====
Supplemental disclosure:
 Cash paid for:
   Interest expense.................................................       2,026           1,795
   Income taxes.....................................................          51             130

                               LENOX BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998


1.    Principles of Consolidation
      ---------------------------

      The consolidated unaudited financial statements include the accounts of Lenox Bancorp, Inc. ("Lenox" or the "Company"), its wholly-owned subsidiary Lenox Savings Bank (the "Bank"), and the Bank's wholly-owned subsidiary Lenox Mortgage Corp. All significant intercompany transactions have been eliminated in consolidation. The investment in the Bank by the company on Lenox's financial statements is carried at the parent Company's equity in the underlying net assets.

      The consolidated balance sheets as of September 30, 1999, and the related consolidated statement of income and cash flows for the three and nine months ending September 30, 1999 and 1998 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted of normal recurring items. Interim results are not necessarily indicative of results for a full year.

      The financial statements and notes are presented as permitted by Form 10-QSB and Regulation S-B. The interim statements are unaudited and should be read in conjunction with the financial statements and notes thereto contained in the Company's annual report for the year ended December 31, 1998.

2.    Earnings Per Share
      ------------------

      The net loss for the three months ended September 30, 1999, was $.30 per share or $74,000 on an average of 246,992 shares, compared to net income for the quarter ended September 30, 1998, of $44,000 or $.11 per share on an average of 396,729 shares. Loss for the nine months ending September 30, 1999, was $53,000 or $.17 per share on an average of 313,553 shares compared to a net income of $162,000 or $.41 on an average of 397,294 shares for the nine months ended September 30, 1998.


Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations.

      The following analysis discusses changes in the financial condition and results of operations at and for the three and nine months ended September 30, 1999, and should be read in conjunction with the Company's Consolidated Financial Statements and the notes thereto, appearing in Part I, Item 1 of this document.

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

Management Strategy

      The Company's current strategic plan is to enhance its long-term profitability, reduce the level of interest rate risk and improve market share. Management is committed to achieving a substantial increase in the Company's return on equity within the next three years. Improving earnings and reducing capital levels are the two important steps toward meeting this objective. Capital levels have been reduced through the Company's repurchase program, in which approximately 120,000 shares were repurchased last quarter. Asset growth has increased over 50% since the Bank's conversion from mutual to stock form in 1996. Asset growth is expected to continue due to special loan programs designed for the Bank's niche market with Procter & Gamble employees, and an expansion of the loan portfolio to include multi-family lending. The Company also intends to enhance profitability by continuing to seek means of increasing non-interest income through the generation of transaction fees, commissions and fees generated from the newly formed Lenox Mortgage Corporation through the origination and selling of mortgage loans. Management is committed to its goal of enhancing shareholder value through improving profitability, reducing interest rate risk and increasing market share and believes that the actions it has taken to date and its future strategic plan will enhance the long-term profitability of the Company.


Comparison of Financial Condition at September 30, 1999 and December 31, 1998
-----------------------------------------------------------------------------

      ASSETS. Total assets increased by $16.4 million, or 29.8%, to $71.5
      ------
million at September 30, 1999 from $55.1 million at December 31, 1998. This increase was due to a $21.8 million, or 56.8% increase in loans receivable from $38.3 million at December 31, 1998, to $60.1 million at September 30, 1999. This was due to an increase of $15.4 million, or 46.2%, in one-to four-family loans from $33.3 million at December 31, 1998, to $48.6 million at September 30, 1999, and an increase of $4.9 million, or 492.0%, in multi-family loans from $1.0 million at December 31, 1998 to $5.9 million at September 30, 1999, funded with advances from the Federal Home Loan Bank ("FHLB"). The increase in loans were obtained from third party originators. The FHLB stock increased $621,000 or 75.5%, from $822,000 at December 31, 1998, to $1.4 million at September 30, 1999 due to an increase in FHLB advances. The increase in assets was offset by a $1.2 million decrease in cash and due from banks, from $2.4 million at December 31, 1998, to $1.2 million at September 30, 1999, as the cash was used to finance the loans made. The increase in the assets was further reduced by a $913,000 decrease in investments and mortgage-backed securities to $3.2 million at September 30, 1999, from $4.1 million at December 31, 1998, due to principal payments and $700,000 in investment securities being called. Collateralized Mortgage Obligations, ("CMOs") decreased $3.9 million, or 48.2%, to $4.2 million at September 30, 1999 from $8.1 million at December 31, 1998, from the sale of $2.4 million in CMOs and principal repayments on CMOs. The proceeds from the sale of CMOs were used to fund higher yielding loans. On July 1, 1999, all CMOs classified as "held to maturity" were moved to "available for sale" to increase the Bank's liquidity level, as permitted under FASB, with SFAS No. 133, amended by SFAS No. 137.

      LIABILITIES. Total liabilities increased by $18.8 million or 39.2% from
      -----------
$47.9 million at December 31, 1998 to $66.8 million at September 30, 1999, primarily due to an increase in advances from the FHLB of $12.6 million, or 87.3%, from $14.4 million at December 31, 1998 to $27.1 million at September 30, 1999. The advances, with maturites of less than three years, were borrowed to fund asset growth while lowering the cost of funds. Deposits increased $6.2 million or 18.7% to $39.3 million at September 30, 1999, from $33.1 million at December 31, 1998. This increase in deposits was primarily due to a $5.4 million increase in certificates of deposits to $28.5 million at September 30, 1999, from $23.1 million at December 31, 1998, resulting from an aggressive approach by management to attract deposits for loan demand, through competitive rates on current products. Savings and other accounts also increased $959,000 to $6.1 million at September 30, 1999, from $5.1 million at December 31, 1998. These increases were offset by a reduction of $120,000 in Money Market and NOW accounts from $4.8 million at December 31, 1998 to $4.7 million at September 30, 1999.

      STOCKHOLDERS' EQUITY. Stockholders' equity decreased $2.4 million or 33.3%
      --------------------
from $7.1 million at December 31, 1998, to $4.8 million at September 30, 1999. The decrease was primarily due to the repurchase of 119,640 shares the Company's outstanding common stock at a cost of $2.2 million, a decrease in market value on securities of $80,000, net of taxes, the payment of a quarterly dividend, and the net loss of $53,000. The repurchase of the Company's outstanding common stock, completed in June 1999 was an important step in increasing the return on equity over the next three years.

      LIQUIDITY AND CAPITAL RESOURCES. The Company's primary sources of funds
      -------------------------------
are deposits, FHLB advances, principal and interest payments on loans and loan sales in the secondary market. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flow and mortgage prepayments are strongly influenced by changes in general interest rates, economic conditions and competition.

      The primary investment activity of the Company for the nine months ended September 30, 1999, was the origination of mortgage (including multi-family) and consumer loans in the amount of $34.7 million. The most significant source of funds for the nine months ending September 30, 1999, was the borrowing of FHLB advances totaling $21.0 million. Also, the repayment of loans totaled $7.3 million for the nine months ended September 30, 1999.

      The Bank is required to maintain a minimum level of liquidity (net cash, short term and marketable assets divided by total withdrawable deposits and short term liabilities), as defined by the Federal Deposit Insurance Corporation ("FDIC"). The Bank's liquidity at September 30, 1999, was 17.5%. The Bank's most liquid assets are cash, federal funds sold, and marketable securities. The levels of the Bank's liquid assets are dependent on the Bank's operation, financing, lending and investing activities during any given period. At September 30, 1999, assets qualifying for short term liquidity, including cash and short term investment, totaled $8.8 million.

      At September 30, 1999, the Bank's capital exceeded all the capital requirements of the FDIC, which are 4% for tier I capital and Tier II of 8%. The Bank's tier 1 leverage and total capital to risk-wieghted capital ratios were 6.5% and 12.6%, respectively.

      Comprehensive income (loss) for the nine months ending September 30, 1999, and 1998 was ($130,000) and $197,000, respectively. The difference between net income and comprehensive income consists solely of the effect of unrealized gain and losses, net of taxes, on available for sale securities.

      At September 30, 1999, the Company had commitments to originate loans and outstanding lines of credit and undisbursed proceeds of construction mortgages totaling $3.9 million. The Company anticipates that it will have sufficient fund available to meet its current loan origination commitments. Certificate accounts, which are scheduled to mature in less than one year from September 30, 1999, totaled $ 15.1 million. The Company expects that substantially all of the maturing certificate accounts will be retained by the Company at maturity.

Comparison of Results of Operations for the Three months ending September 30,
-----------------------------------------------------------------------------
1999, and 1998.
--------------


      GENERAL. The Company reported a net loss of $74,000 for the three months
      -------
ending September 30, 1999, representing a $118,000 decrease from the three months ended September 30, 1998. This decrease was primarily attributable to an increase in the Company's general and administrative expenses from $357,000 for the three months ended September 30, 1998 to $541,000 for the same period ended September 30, 1999, resulting from a one time acceleration of the amortization of leasehold improvements resulting from the termination of the lease agreement with Procter & Gamble. Excluding the one-time charge, general and administrative expenses would have been $403,000 for the three months period, which represents a $46,000, or 12.9% increase from the three months ended September 30, 1998. In addition to the increase in general and administrative expenses, the Bank's net interest margin was reduced by the refinancing of mortgage loans that took place in late 1998 and the early months of 1999, due to a lower interest rate environment.

      In July 1999 Procter and Gamble (P&G) advised the Company that it will not renew the Company's lease for its main office in St. Bernard, Ohio, when the lease becomes due on December 31, 1999. Management is currently seeking alternative office space in and around the St. Bernard, Ohio area and is confident that a new location will be found at or below the cost of the Company's current lease with P&G prior to December 31, 1999;

however, no assurance can be given that acceptable office space will be found or that the Company's non-interest expense will not increase as a result of the change in office location. As per the lease agreement P&G will reimburse the Company an estimated $22,000 for the leasehold improvements at the lease termination date. During this quarter, the Bank recognized a one time charge of $138,000 for the amortization of leasehold improvements for the St. Bernard location.

      INTEREST AND DIVIDEND INCOME. Interest and dividend income for the three
      ----------------------------
months ended September 30, 1999 was $1.2 million compared to $961,000 for the three months ended September 30, 1998, an increase of $235,000 or 24.5%. The increase was primarily due to the increase in the average balance of loans to $58.3 million at September 30, 1999 compared to $37.1 million for the same period ended September 30, 1998, a $21.2 million or a 57.1% increase. However, such increase was offset by a decrease in the average yield on interest earning assets from 7.27% for the three months ended September 30, 1998, to 6.95% for the three months ended September 30, 1999, due to a lower interest rate environment and lower income earrned on CMOs.

      INTEREST EXPENSE. Interest expense for the three months ended September
      ----------------
30, 1999, was $810,000 compared to $602,000 for the three months ended September 30, 1998, an increase of $208,000, or 34.6%, due to the increase in deposits and borrowings from the FHLB to fund the increase in loan demand. The interest expense on borrowed funds increased $167,000 from $201,000 for the three months ended September 30, 1998, to $368,000 for the three months ended September 30, 1999. Deposits interest increased $41,000, or 10.2%, from $401,000 for the three months ended September 30, 1998 to $442,000 for the three months ended September 30, 1999. The increase in the interest expensed on deposits was offset by a decrease in the average yield from 4.83% for the three months ended September 30, 1998, to a yield of 4.59% for the three months ended September 30, 1999.

      NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES. Net interest income
      ---------------------------------------------------
after provision for loan losses increased $22,000, or 6.2%, for the three months ended September 30, 1999, to $376,000 from $354,000 for the three months ended September 30, 1998. This increase takes into account an increase of $5,000 in the provision for loan losses for the three months ending September 30, 1999, to $10,000 compared to $5,000 for the three months ended September 30, 1998, due to an increase in the loan portfolio. The increase in loan loss reserve was to the increase lending. The total loan loss allowance is .14% of total loans outstanding and 161.54% of nonperforming loans.

      OTHER INCOME. Other income decreased $14,000, or 20.0%, for the three
      ------------
months ended September 30, 1999 to $56,000 from $70,000 for the three months ended September 30, 1998. This decrease was primarily due to the loss on the sale of investments of $18,000 for the three months ended September 30, 1999, as compared to a gain on the sale of investments of $12,000 for the same period ended September 30, 1998. It was management's decision to sell a low yielding investment with premium risk and reinvest the funds into higher yielding loans and recapture the loss in less than a one year period. This decrease in gain on sale of investments was offset by the increase on the gain of sale of loans for the three months ending September 30, 1999, was $32,000 compared to $22,000, an increase of $10,000 or a 45.5% from the sale of loans for the same period ending September 30, 1998 and the increase in service fee income which increased from $35,000 for the three months ended September 30, 1998 to 42,000 for the same period ended September 30, 1999 an increase of $7,000 or 20.0%.

      GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses
      -----------------------------------
for the three months ended September 30, 1999, were $541,000 compared to $357,000 for the three months ended September 30, 1998, an increase of $184,000 or 51.5%. The increase was primarily due a one time charge for the acceleration of the amortization of leasehold improvements resulting from the termination of the lease agreement with Procter & Gamble. This one time charge of $138,000 is reflected in occupancy and equipment expense that increased from $54,000 for the three months ended September 30, 1998 to $187,000 for the same period ended September 30, 1999, an increase of $133,000 or 246.3%. The other expenses increased $56,000 or 52.8% from $106,000 for the three months ended September 30, 1998 to $162,000 for the three months ended September 30, 1999, primarily attributable to additional accounting and legal fees for both the Company and the Bank, an increase in printing and postage related to customer education on Y2K, and temporary staffing. The compensation and employee benefits decreased $1,000, which was offset by the cost of temporary help as reflected in other expenses.

      INCOME TAXES. The Company received an income tax credit for the three
      ------------
months ended September 30, 1999, of $35,000 compared to taxes of $23,000 for the three months ended September 30, 1998.

Taxes are calculated on net income less Employee Stock Ownership Plan ("ESOP") expense as to Statement of Position ("SOP") 93-6.

Comparison of Results of Operations for the Nine months ended September 30,
---------------------------------------------------------------------------
1999, and 1998.
---------------

      GENERAL. The Company reported a net loss of $53,000 for the nine months
      -------
ended September 30, 1999, which represents a $215,000 decrease from the $162,000 of net income reported for the nine months ended September 30, 1998. This decrease was attributable to a decrease in the Bank's net interest margin resulting from loan refinancing in the first half of the year, due to a lower interest rate environment, whereas the yields on deposits only decreased slightly. Net interest income also decreased due to the prepayment of mortgages underlying a portion of the Company's CMO portfolio, resulted in the Company having to amortize premiums. Additionally, the Bank's general and administrative expenses increased to $1.3 million for the nine months ended September 30, 1999, from $1.1 million for the same period ended September 30, 1998. This increase in general and administrative expenses was primarily attributable to the one time charge for acceleration of the amortization of leasehold improvements resulting from the termination of the lease agreement with Procter & Gamble and to additional expenses related to the Company's annual meeting. Excluding the one-time charge, the net income for the nine months ended September 30, 1999 would have been $38,000.

      INTEREST AND DIVIDEND INCOME. Interest and dividend income for the nine
      ----------------------------
months ended September 30, 1999 increased $253,000, or 8.7%, to $3.2 million from $2.9 million for the nine months ended September 30, 1998, due to the increase in the average interest-earning assets, which increased from $52.7 million for the nine months ended September 30, 1998, to $ 61.2 million for the nine months ended September 30, 1999, due to increased lending. This increase was offset by a decrease in the average yield from 7.34% for the nine months ended September 30, 1998 to 6.87% for the nine months ended September 30, 1999. The decrease in the yield on earning assets was primarily a result of refinancing due to a lower interest rate environment and the amortization of the premiums on a portion of the Bank's CMO portfolio were accelerated due to increased prepayments during the first quarter of this year.

      INTEREST EXPENSE. Interest expense for the nine months ended September 30,
      ----------------
1999, was $2.1 million compared to $1.8 million for the nine months ended September 30, 1998, an increase of $294,000 or 16.6% due to the increase in deposits and borrowings from the FHLB to fund the increase in loan demand. Interest on deposits increased $99,000, or 8.5%, to $1.3 million for the nine months ended September 30, 1999, from $1.2 million for the nine months ended September 30, 1998. This increase was due to a $4.1 million increase in the average balance of deposits from $32.9 million for the nine months ended September 30, 1998 to $37.1 million for the nine months ended September 30, 1999. Such increase was offset by a 13 basis point decrease in the average yield from 4.72% for the nine months ended September 30, 1998 to 4.59% for the nine months ended September 30, 1999. The interest expense on borrowed funds increased $195,000, or 32.0%, to $805,000 for the nine months ended September 30, 1999 from $610,000 for the nine months ended September 30, 1998. The average balance on borrowed funds increased $4.9 million from $14.4 million for the nine months ended September 30, 1998 to $19.3 million for the nine months ended September 30, 1999. The increase of interest on borrowed funds was offset by a 19 basis point decrease in the average yield from 5.81% for the nine months ended September 30, 1998 to 5.62% for the nine months ended September 30, 1999.

      NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES. Net interest income
      ---------------------------------------------------
after provision for loan losses decreased $59,000, or 5.3%, for the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998. This decrease takes into accounts an increase of $18,000 provision for loan losses for the nine months ended September 30, 1999 to $28,000 compared to $10,000 for the nine months ended September 30, 1998, due to an increase in the loan portfolio and the additional risk with increasing multi-family lending. The total loan loss allowance is .14% of total loans outstanding and 161.54% of nonperforming loans. The remaining decrease is a result of the net interest margin decreasing 48 basis points from 2.80% for the nine months ended September 30, 1998 to 2.32% for the nine months ended September 30, 1999.

      OTHER INCOME. Other income decreased $8,000 or 4.1% for the nine months
      ------------
ended September 30, 1999, to $186,000 from $194,000 for the nine months ended September 30, 1998. This decrease was due to a $7,000 decreasing the gain on the sale of investments from $12,000 for the nine months ended September 30, 1998, to $5,000 for the nine months ended September 30, 1999, a decrease in service fee income from $108,000 for the nine months ended September 30, 1998 to $102,000 for the same period ended September 30, 1999. These decreases were offset by an increase in loan sales of $6,000 to $79,000 for the nine months ended September 30, 1999, from $73,000 for the nine months ended September 30, 1998.

      GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses
      -----------------------------------
for the nine months ended September 30, 1999, was $1.3 million compared to $1.1 million for the nine months ended September 30, 1998, an increase of $249,000 or 23.3%. The increase was primarily due to an increase of $137,000, or 86.7%, in occupancy and equipment expenses from $158,000 for the nine months ended September 30, 1998, to $295,000 for the nine months ended September 30, 1999, due to a one time charge of $138,000 for the amortization of leasehold improvements for the St. Bernard location. Other expenses also increased by $100,000 or 28.8% from $347,000 for the nine months ended September 30, 1998 to $447,000 for the nine months ended September 30, 1999, due to additional expenses related to the Company's annual meeting. Included in other expenses are expenses of temporary employees of $11,000 for the nine months ended September 30, 1999, compared to no expense for the nine months ended September 30, 1998, this temporary employee expenses replace salaries that would normally been in the compensation and employee benefits expense. In addition to other expenses, compensation and employee benefits increased $10,000 or 2.1% from $487,000 for the nine months ended September 30, 1998, to $497,000 for the nine months ended September 30, 1999, due to normal salary adjustments.

      INCOME TAXES. The Company received an income tax credit for the nine
      ------------
months ended September 30, 1999, of $18,000 compared to income taxes of $83,000 for the nine months ended September 30, 1998. Taxes are calculated on net income less Employee Stock ownership Plan ("ESOP") expense as to Statement of Position ("SOP") 93-6.


      RECENT ACCOUNTING PRONOUNCEMENTS.
      --------------------------------

      In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." which significantly changed the way that public business enterprises report information about operating segments in annual and interim financial statements issued to shareholders. SFAS No. 131 uses a "management approach" to disclose financial and descriptive information about an enterprise's reportable operating segments which is based on management's method for making operating decisions and assessing performances. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. There was no effect from the adoption of this pronouncement.

      In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires entities to recognize all derivatives in their financial statements as either assets or liabilities measured at fair value. SFAS No. 133 also specifies new methods of accounting for hedging transactions, prescribes the items and transactions that may be hedged, and specifies detailed criteria to be met to qualify for hedge accounting. The definition of a derivative financial instrument is complex, but in general, it is an instrument with one or more underlyings, such as an interest rate or foreign exchange rate, that is applied to a notional amount, such as an amount of currency, to determine the settlement amount(s). It generally requires no significant initial investment and can be settled net or by delivery of an asset that is readily convertible to cash. SFAS No. 133 applies to derivatives embedded in other contracts, unless the underlying of the embedded derivative is clearly and closely related to the host contract.

      SFAS No. 133, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000. On adoption, entities are permitted to transfer held-to-maturity debt securities to the available-for-sale or trading category without calling into question their intent to hold other debt securities to maturity in the future. SFAS No. 133 is not expected to have a material impact on the Company's financial position or results of operations.


      YEAR 2000 COMPLIANCE.
      --------------------

      Many existing computer programs use only two digits to identify a year in the date field. These programs were designed without considering the impact of the upcoming change in the century. If not corrected, many computer applications and systems could fail or create erroneous results by or at the "Year 2000",
(Y2K). The Bank primarily utilizes a third party vendor and such vendor's proprietary software to process its electronic data.

The third party data processor vender has modified, upgraded or replaced its computer software applications and systems as necessary to accommodate the Year 2000 dating changes necessary to permit correct recording of year dates for 2000 or later years and is deemed to be in compliance. The third party vendors also have engaged various consultants to review its Year 2000 issues and have implemented a Year 2000 compliance program. The Bank has received a representation from its primary third party data processing vendor that it has completed all of the Year 2000 problems in its software and is Year 2000 compliant. The Bank has also implemented its Year 2000 plan and tested its internal system for compliance status and is deemed to be in compliance.

      The Bank's operations may also be affected by the Year 2000 compliance of its significant suppliers and other vendors, including those vendors that provide non-informational and technology systems. In the event that the Bank's significant suppliers or other vendors prove not to be Year 2000 compliant, the Bank has prepared a contingency plan, which uses a manual system, in the event there are any system interruptions. There can be no assurance, however, that such plan or the performances by any of the Bank's suppliers will be effective to remedy all potential problems. In the worst case scenario, there could be a run on the Bank or the Bank could lose communication with the data processing center. In both cases, remedies have has been covered in the contingency plan.

      The Bank has upgraded its' technology system in addition to implementing its Year 2000 policy. The Bank has held that the cost arising from Year 2000 issues will not materially impact the institution, and as of September 30, 1999, the Bank has incurred cost of approximately $18,000. The current budget for Year 2000 issues is $20,000 but is not limited to that amount. The Bank's systems have been tested and appear to be Year 2000 compliant, but additional cost may be incurred in the education of the Bank's customers. Lenox has developed a customer awareness plan for all customers which began in August and will continue throughout the year. The awareness plan includes the education of Y2K, preparation for Y2K, and scams that may occur during the change of the century. After evaluating the customer base and because substantially all of which are individuals rather than commercial enterprises, management believes that Year 2000 issues will not materially impair the ability of the Bank's borrowers to repay their debts.

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

            (b)   Reports on Form 8-K
                  None.

----------------------
* Incorporated herein by reference to the Company's Form 10-KSB, filed on March, 1999.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          LENOX BANCORP, INC.


Dated:November 12, 1999                By: /s/ Virginia M. Deisch
                                           -------------------------------------
                                           Virginia M. Deisch
                                           President and Chief Executive Officer
                                           (principal executive officer)

Dated:November 12, 1999                By: /s/ Michael P. Cooper
                                           -------------------------------------
                                           Michael P. Cooper
                                           Chief Financial Officer and Treasurer
                                           (principal financial and accounting
                                            officer)

                                  EXHIBIT INDEX

                                                                           PAGES
                                                                           -----


11.0   Statement re: Computation of Per Share Earnings                     17-18

27.0   Financial Data Schedule (submitted only with electronic filing)        --