Form 10KSB40
period 1999-12-31
LENOX BANCORP INC
filed 2000-03-29
CIK 1000050

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB

Annual report under Section 13 of the
Securities Exchange Act of 1934

For the fiscal year ended December 31, 1999

Commission File No.: 0-28162

LENOX BANCORP, INC.

(Name of small business issuer in its charter)

OHIO (State or other jurisdiction of incorporation or organization)	31-1445959 (I.R.S. Employer Identification No.)

4730 Montgomery Road, Norwood, OH 45212
(Address of principal executive offices)

Issuer’s telephone number: (513) 531-8655
Securities registered under Section 12(b) of the Exchange Act: None
Securities registered under Section 12(g) of the Exchange Act:

Common Stock, no par value
(Title of class)

      Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X   No.

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  [X]

      State issuer’s revenues for its most recent fiscal year: $4,693,893

      State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $3,304,071 as of March 23, 2000 (244,746 shares at $13.50 per share).

      As of March 23, 2000, the issuer has 285,028 shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Annual Report to Stockholders for the year ended December 31, 1999 are incorporated by reference into Part II of this Form 10-KSB.

      Portions of the Proxy Statement for the Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-KSB.

INDEX

		PAGE

PART I

Item 1.	Description of Business Additional Item. Executive Officers of Registrant	1

Item 2.	Description of Property	29

Item 3.	Legal Proceedings	29

Item 4.	Submission of Matters to a Vote of Security Holders	30

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters	30

Item 6.	Management’s Discussion and Analysis or Plan of Operations	30

Item 7.	Financial Statements	30

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	30

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Person; Compliance with Section 16(a) of the Exchange Act	30

Item 10.	Executive Compensation	30

Item 11.	Security Ownership of Certain Beneficial Owners and Management	31

Item 12.	Certain Relationships and Related Transactions	31

PART IV

Item 13.	Exhibits and Reports on Form 8-K	31

SIGNATURES

PART I

Item 1. Description of Business.

General

      Lenox Bancorp, Inc. (the “Company” or the “Registrant”) was incorporated under Ohio law on July 24, 1995. On July 17, 1996, the Registrant acquired Lenox Savings Bank (the “Bank” or “Lenox”) as a part of the Bank’s conversion from a mutual to a stock Ohio chartered savings bank. The Registrant is a savings and loan holding company and is subject to regulation by the Office of Thrift Supervision (the “OTS”), the Federal Deposit Insurance Corporation (the “FDIC”) and the Securities and Exchange Commission (the “SEC”). Currently, the Registrant does not transact any material business other than through the Bank. At December 31, 1999, the Company had total assets of $76.0 million and stockholders’ equity of $4.8 million (6.3% of total assets).

      The Bank was originally chartered in 1887 as an Ohio building and loan company for the primary purpose of serving the financial needs of the employees of Procter & Gamble. The Bank later converted to an Ohio savings and loan company and in November 1993, converted to an Ohio savings bank under its current name. On March 20, 2000, the Bank relocated its main office to Norwood, Ohio. Prior to its move, the Bank had leased space from Procter & Gamble Company in St. Bernard, Ohio. The Bank also operates out of a branch office located at 3521 Erie Avenue, Cincinnati, Ohio 45208. See “Item 2. Description of Property.”

      The Bank is primarily engaged in attracting deposits from the general public in its primary market area and investing such deposits and other available funds in mortgage loans secured by one- to four-family residences. At December 31, 1999, the Bank had invested $55.5 million, or 85.3%, of its total loan portfolio in one- to four-family mortgage loans. The Bank also invests in consumer, multi-family and construction loans. Due to the close ties that have existed between the Bank and Procter & Gamble, the Bank continues to have a high concentration of borrowers and depositors who are Procter & Gamble employees. During the fourth quarter of 1998, the Bank began using third party originators to develop multi-family lending and to increase its loan production. The Bank also opened a branch office in Hyde Park in October 1997, which has facilitated the Bank’s ability to attract new deposits and loan customers. In times of low mortgage demand, the Bank has sought to invest available funds in short-term investment securities including U.S. Government and Agency securities, and most recently, through the purchase of collaterialized mortgage obligations (“CMOs”).

Market Area and Competition

      The Bank primarily originates one- to four-family residential mortgage loans within its primary market area. The Bank’s deposit gathering and lending markets are concentrated in Hamilton County, Ohio, however, the Bank also offers loans in Warren, Butler and Clermont counties, Ohio and Boone, Campbell and Kenton counties, Kentucky. The Bank’s high concentration of lending to and deposit gathering from Procter & Gamble employees has resulted in the Bank directly competing with institutions throughout the Cincinnati area, and in recent years directly with a Cincinnati commercial bank that has opened branch offices at Procter & Gamble facilities.

      The Cincinnati area, which includes Hamilton County, has a stable economic base supported by a variety of industries and employment sectors. Cincinnati is the second largest metropolitan area in the state of Ohio and has developed the economic characteristics of most large cities in the midwestern United States. For example, although Cincinnati’s economy was founded on manufacturing, which remained the dominant employment sector throughout much of the twentieth century, manufacturing industries now trail the service industry and wholesale and retail trade in terms of employment. Following the national trend, service industries were the fastest growing employment sector and is now the largest employment sector in the Hamilton County. The second largest employment sector is the wholesale and retail trade sector. Although less prominent, manufacturing remains a large employment sector, providing employment in such industries as transportation equipment, food products, industrial machinery and chemicals. The remaining employment is provided by government, finance, insurance and real estate, construction, transportation and public utilities.

      Cincinnati is the chosen headquarters for many Fortune 500 companies, including Procter & Gamble, E.W. Scripps, Federated Department Stores and Cincinnati Milacron. Many other companies among the Fortune 500 have also established operations in Cincinnati, including Ford Motor Corp. and General Electric. Overall, Cincinnati’s popularity among large employers has served to increase the size and stability of the Cincinnati economy.

      The Cincinnati area’s increasingly diverse economic mix provides the metropolitan area with a strong degree of economic stability. Employment increases in the service and wholesale/retail trade industries, coupled with less dependence on manufacturing employment has further insulated the economy from recessionary trends.

      The Bank faces significant competition both in making loans and in attracting deposits. The Bank’s competitors are the financial institutions operating in its primary market area, many of which are significantly larger and have greater financial resources than the Bank. The Bank’s competition for loans comes principally from commercial banks, savings and loan associations, mortgage banking companies, credit unions and insurance companies. Its most direct competition for deposits has historically come from savings and loan associations and commercial banks. As of December 31, 1999, the Bank estimates that it represented less than 1% of the total assets and market share for loans and deposits, among financial institutions serving the Cincinnati area. In addition, the Bank faces increasing competition for deposits from non-bank institutions such as brokerage firms and insurance companies in such areas as short-term money market funds, corporate and government securities funds, mutual funds and annuities. Competition may also increase as a result of the lifting of restrictions on the interstate operations of financial institutions.

Lending Activities

      Loan Portfolio Composition. The Bank originates primarily one- to four-family loans and, to a lesser extent, consumer, multi-family and construction loans. The types of loans that the Bank may originate are subject to federal and state law and regulations. Interest rates charged by the Bank on loans are affected by the demand for such loans and the supply of money available for lending purposes and the rates offered by competitors. These factors are, in turn, affected by, among other things, economic conditions, monetary policies of the federal government, including the Federal Reserve Board and legislative tax policies.

      The following table sets forth the composition of the Bank’s loan portfolio in dollar amounts and in percentages of the respective portfolios at the dates indicated.

	At December 31,

	1999		1998		1997

		Percent		Percent		Percent
	Amount	of Total	Amount	of Total	Amount	of Total

	(Dollars in thousands)
Real estate loans:

One- to four-family(1)	$55,456	85.26%	$34,745	90.18%	$35,855	91.93%

Multi-family	6,325	9.72	1,561	4.05	798	2.05

Construction	2,114	3.25	775	2.01	521	1.34

Total real estate loans	63,895	98.23	37,081	96.24	37,174	95.32
Other loans:

Consumer loans(2)	1,989	3.06	1,884	4.89	2,092	5.36

Total loans	65,884	101.29	38,965	101.13	39,266	100.68

Less:

Deferred loan fees/(costs)	(115)	(0.18)	18	0.04	53	0.14

Loans in process	864	1.33	353	0.92	145	0.37

Allowance for loan losses	90	0.14	66	0.17	66	0.17

Total reductions	839	1.29	437	1.13	264	0.68

Total loans receivable, net	$65,045	100.00%	$38,528	100.00%	$39,002	100.00%

[Additional columns below]

[Continued from above table, first column(s) repeated]

	At December 31,

	1996		1995

		Percent		Percent
	Amount	of Total	Amount	of Total

	(Dollars in thousands)
Real estate loans:

One- to four-family(1)	$35,124	93.68%	$30,633	91.76%

Multi-family	—	—	—	—

Construction	120	0.32	53	0.16

Total real estate loans	35,244	94.00	30,686	91.92
Other loans:

Consumer loans(2)	2,399	6.39	2,817	8.44

Total loans	37,643	100.39	33,503	100.36

Less:

Deferred loan fees/(costs)	42	0.11	43	0.13

Loans in process	48	0.13	16	0.05

Allowance for loan losses	58	0.15	60	0.18

Total reductions	148	0.39	119	0.36

Total loans receivable, net	$37,495	100.00%	$33,384	100.00%

(1)	Includes second mortgage loans and home equity lines of credit on residential one- to four-family properties.

(2)	Includes loans secured by automobiles, boats, common stock, savings accounts and unsecured loans.

      Loan Maturity. The following table shows the maturity of the Bank’s loans at December 31, 1999. The table does not include principal repayments. Principal repayments totaled $9.8 million, $17.1 million and $8.2 million for the years ended December 31, 1999, 1998 and 1997, respectively. At December 31, 1999, the Bank held $5.6 million of loans available for sale recorded at the lower of cost or market. The table does not include the effect of future loan prepayment activity. While the Bank cannot project future loan prepayment activity, the Bank anticipates that in periods of stable or rising interest rates, prepayment activity would be lower than prepayment activity experienced in periods of declining interest rates.

	At December 31, 1999

	One- to
	Four-	Multi-		Total Loans
	Family(1)	Family	Consumer(2)	Receivable

	(In thousands)
Amounts due:

One year or less	$367	$—	$487	$854

After one year:

More than one year to three years	1,127	—	1,043	2,170

More than three years to five years	1,342	—	549	1,891

More than five years to ten years	4,517	1,274	14	5,805

More than 10 years to twenty years	9,291	3,007	123	12,421

More than twenty years	40,926	2,044	—	42,970

Total due after December 31, 2000	57,203	6,325	1,502	65,030

Total amount due	$57,570	$6,325	$1,989	$65,884

Less:

Undisbursed loan funds				864

Deferred loan costs, net				(115)

Allowance for loan losses				90

Total loans, net				$65,045

(1)	Includes second mortgage loans on residential one- to four-family properties, and construction loans originated to fund the construction of residential one- to four-family mortgage loans and home equity loans.

(2)	Includes loans secured by automobiles, boats, common stock, savings accounts and unsecured loans.

      The following table sets forth the dollar amount of gross loans receivable, contractually due after December 31, 2000, and whether such loans have fixed interest rates or adjustable interest rates.

	Due After December 31, 2000

	Fixed	Adjustable	Total

	(In thousands)
One- to four-family	$14,740	$42,463	$57,203

Multi-family	183	6,142	6,325

Consumer	1,379	123	1,502

Total loans	$16,302	$48,728	$65,030

      Loan Originations. The following table sets forth the Bank’s loan originations, purchases, sales and principal repayment information for the periods indicated:

	For the Year Ended December 31,

	1999	1998	1997

	(In thousands)
Loans receivable, beginning of period	$38,462	$39,068	$37,553

Loans originated: (1)

One- to four-family(2)	33,294	20,505	6,640

Multi-family	4,377	189	—

Consumer(3)	1,220	1,678	1,360

Loans purchased:

One- to four-family	831	804	884

Multi-family	1,600	1,664	798

Loans sold:

One- to four-family	(4,805)	(8,179)	—

Multi-family	(300)

Principal repayments	(9,676)	(17,170)	(8,156)

Other changes, net	132	35	(11)

Increase (decrease) in loans receivable	26,673	(474)	1,515

Loans receivable, end of period	$65,135	$38,594	$39,068

(1)	Includes loans originated through brokers and Lenox Mortgage Corp.

(2)	Includes second mortgage loans and construction loans on residential one- to four- family properties.

(3)	Includes loans secured by automobiles, boats, common stock, savings accounts and unsecured loans.

      One- to Four-Family Mortgage Lending. The Bank offers both fixed-rate and adjustable-rate mortgage loans secured by one- to four-family residences, primarily owner-occupied, located in the Bank’s primary market area, with maturities up to thirty years. Substantially all of such loans are secured by property located in Hamilton County, Ohio.

      At December 31, 1999, $55.5 million or 85.2% of the Bank’s total loan portfolio were one- to four-family residential mortgage loans. Of the one- to four-family residential mortgage loans outstanding at that date, 26.0% were fixed-rate loans, and 74.0% were adjustable-rate mortgage (“ARM”) loans. Currently, the interest rate for the Bank’s ARM loans are tied to the one and three year Constant Maturity Index (“CMI”). However, in the past, the Bank’s index was based upon the monthly national median cost of funds as reported by the OTS, which lags behind CMI and the one year U.S. Treasury index and which results in those loans repricing at interest rates that may be higher or lower than the prevailing market rates. Approximately $3.0 million of the Bank’s ARM loans, or 7.4% of the Bank’s total ARM loans, are based on that index, which adversely affects the Bank’s results of operations in an increasing rate environment because loans may be repricing at a rate that is slower than the Bank’s cost of funds. The Bank does not intend to offer one- to four-family ARM loans based on a lagging index in the future and has standardized the margin it uses, which is currently at least 2.75%. The Bank currently offers a number of adjustable-rate mortgage loan programs with interest rates which adjust either annually or every 3-year period. Such interest rate adjustments are limited to a 2% annual adjustment cap and a 5% and 6% life-of-the-loan cap for the Bank’s 15-year ARMs and 30-year ARMs, respectively. The Bank also offers mortgage loans with balloon features. In general, these loans may be refinanced on the balloon date if the customer completes a new loan application and meets all of the underwriting criteria required of new customers. The Bank currently has no mortgage loans that are subject to negative amortization.

      The origination of adjustable-rate residential mortgage loans, as opposed to fixed-rate residential mortgage loans, helps reduce the Bank’s exposure to increases in interest rates. However, adjustable-rate loans generally pose credit risks not inherent in fixed-rate loans, primarily because as interest rates rise, the underlying payments of the borrower rise, thereby increasing the potential for default. At the same time, the marketability of the underlying property may be adversely affected. Periodic and lifetime caps on adjustable-rate mortgage loans help to reduce these risks but also limit the interest rate sensitivity of such loans.

      The Bank’s policy is to originate one- to four-family residential mortgage loans in amounts up to 80% of the lower of the appraised value or the selling price of the property securing the loan and up to 95% of the appraised value or selling price if private mortgage insurance is obtained. Mortgage loans originated by the Bank generally include due-on-sale clauses which provide the Bank with the contractual right to deem the loan immediately due and payable in the event the borrower transfers ownership of the property without the Bank’s consent. Due-on-sale clauses are an important means of adjusting the rates on the Bank’s fixed-rate mortgage loan portfolio and the Bank has generally exercised its rights under these clauses.

      The Bank also offers second mortgage loans based upon the one-year Constant Maturity Index. The second mortgage loans are originated as fixed rate loans for the first five years and thereafter adjust on an annual basis. At December 31, 1999, the Bank had second mortgage loans totalling $692,000.

      Consumer Lending. The Bank’s portfolio of consumer loans consists of a combination of automobile, boat, common stock and savings secured loans. The Bank also offers unsecured loans up to $5,000 for a maximum three-year term. As of December 31, 1999, consumer loans amounted to $2.0 million or 3.1% of the Bank’s total loan portfolio. Consumer loans are generally originated in the Bank’s primary market area and generally have maturities of one to five years. The Bank’s automobile and boat loans have a maximum loan amount of $50,000 for a maximum term of 66 months. The consumer loans secured by common stock are originated with terms up to five years and the loan amounts are limited to 80% of the value of the common stock securing the loan. The Bank reviews the loans secured by common stock on a quarterly basis and requires that borrowers pledge additional collateral in the event fluctuations in the market value of the pledged common stock results in the value of the collateral dropping below the required loan to value ratio of 80%.

      Consumer loans are shorter term and generally contain higher interest rates than residential mortgage loans. Management believes the consumer loan market has been helpful in improving its spread between average loan yield and costs of funds and at the same time improved the matching of its rate sensitive assets and liabilities.

      The underwriting standards employed by the Bank for consumer loans include a determination of the applicant’s credit history and an assessment of the applicant’s ability to meet existing obligations and payments on the proposed loan. The stability of the applicant’s monthly income may be determined by verification of gross monthly income from primary employment, and additionally from any verifiable secondary income. Creditworthiness of the applicant is of primary consideration; however, the underwriting process also includes a comparison of the value of the collateral in relation to the proposed loan amount.

      Consumer loans entail greater risks than one- to four-family residential mortgage loans, particularly consumer loans that are secured by rapidly depreciable assets such as automobiles or that are unsecured. In such cases, repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance, since there is a greater likelihood of damage, loss or depreciation of the underlying collateral. Further, consumer loan collections are dependent on the borrower’s continuing financial stability, and therefore are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Finally, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans in the event of a default.

      Multi-family and Construction Lending. The Bank originates a limited amount of multi-family loan and construction loans. Construction loans are originated for the construction of residential one- to four- family homes. The Bank approves the borrowers for the end loan financing on all construction loans it originates. The Bank originates multi-family loans secured by five or more unit real estate. The Bank utilizes third-parties to originate such loans. Multi-family loans bear greater risk than one- to four- family loans because the ability of the borrower to pay frequently depends on the cash flow earned from use of the property. However, such loans generally carry higher interest rates, which generate greater income for the Bank. At December 31, 1999, the Bank’s largest multi-family loan was $797,000. All multi-family loans were performing in accordance with their respective terms as of December 31, 1999.

      Loan Approval Procedures and Authority. The Board of Directors authorizes the lending activity of the Bank, establishes the lending policies of the Bank and reviews properties offered as security. Consumer loans conforming to the Bank’s loan policy may be approved by the President or the Chief Operating Officer. Real estate loans in amounts up to $240,000 may be approved by either the President or the Chief Operating Officer. Loans for between $240,000 and less than $500,000 may be approved by two of the Bank’s executive officers. Loans over $500,000 must be approved by the Board of Directors.

      For all loans originated by the Bank, upon receipt of a completed loan application from a prospective borrower, a credit report is ordered and certain other information is verified by an independent credit agency. If necessary, additional financial information may be required. An appraisal of real estate intended to secure a proposed loan generally is required to be performed by an appraiser designated and approved by the Bank. For proposed mortgage loans, the Board annually approves independent appraisers used by the Bank and approves the Bank’s appraisal policy. The Bank’s policy is to obtain title opinions or title insurance and hazard insurance on all mortgage loans.

      Delinquencies and Classified Assets. Management and the Board of Directors perform a monthly review of all delinquent loans. The procedures taken by the Bank with respect to delinquencies vary depending on the nature of the loan and period of delinquency. The Bank generally requires that delinquent mortgage loans be reviewed and that a written late charge notice be mailed no later than the 15th day of delinquency. The Bank’s policies provide that telephone contact will be attempted to ascertain the reasons for delinquency and the prospects of repayment. When contact is made with the borrower at any time prior to foreclosure, the Bank will attempt to obtain full payment or work out a repayment schedule with the borrower to avoid foreclosure. It is the Bank’s policy to place all loans that are delinquent by three or more payments on non-accrual status, resulting in the Bank no longer accruing interest on such loans and reversing any interest previously accrued but not collected. A non-accrual loan may be restored to accrual status when delinquent principal and interest payments are brought current and future monthly principal and interest payments are expected to be collected. Property acquired by the Bank as a result of foreclosure on a mortgage loan is classified as “real estate owned” and is recorded at the lower of the unpaid principal balance or fair value less costs to sell at the date of acquisition and thereafter. Upon foreclosure, the Bank generally would require an appraisal of the property and, thereafter, appraisals of the property on an annual basis and external inspections on at least a quarterly basis.

      The Bank’s Classification of Assets Policy requires that the Bank utilize an internal asset classification system as a means of reporting problem and potential problem assets. The Bank currently classifies problem and potential problem assets as “Substandard,” “Doubtful” or “Loss” assets. An asset is considered Substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the distinct possibility that the insured institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as Doubtful have all of the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Assets classified as Loss are those considered uncollectible and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets which do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are required to be designated “Special Mention.”

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

      The FDIC, in conjunction with the other federal banking agencies, has adopted an interagency policy statement on the allowance for loan and lease losses. The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate allowances and guidance for banking agency examiners to use in determining the adequacy of general valuation guidelines. Generally, the policy statement recommends that institutions have effective systems and controls to identify, monitor and address asset quality problems; that management has analyzed all significant factors that affect the collectibility of the portfolio in a reasonable manner; and that management has established acceptable allowance evaluation processes that meet the objectives set forth in the policy statement. As a result of the declines in local and regional real estate market values and the significant losses experienced by many financial institutions, there has been a greater level of scrutiny by regulatory authorities of the loan portfolios of financial institutions undertaken as part of the examination of institutions by the FDIC. While the Bank believes that it has established an adequate allowance for loan losses, there can be no assurance that regulators, in reviewing the Bank’s loan portfolio, will not request the Bank to materially increase at that time its allowance for loan losses, thereby negatively affecting the Bank’s financial condition and earnings at that time. Although management believes that adequate specific and general loan loss allowances have been established, actual losses are dependent upon future events and, as such, further additions to the level of specific and general loan loss allowances may become necessary.

      The President of the Bank reviews the Bank’s loans on a monthly basis and classifies loans on a quarterly basis and reports the results of her review to the Board of Directors. The Bank classifies loans in accordance with the management guidelines described above. At December 31, 1999, the Bank had the following classified assets:

	Substandard		Doubtful		Loss		Special Mention

	Number	Principal	Number	Principal	Number	Principal	Number	Principal
	of Loans	Balance	of Loans	Balance	of Loans	Balance	of Loans	Balance

	(Dollars in thousands)
One- to four-family	1	$52	—	$—	—	$—	3	$217

Consumer	—	—	1	1	1	3	2	2

Total	1	$52	1	$1	1	$3	5	$219

      The following table sets forth delinquencies in the Bank’s loan portfolio as of the dates indicated:

	At December 31, 1999				At December 31, 1998

	60-89 Days		90 Days or More		60-89 Days		90 Days or More

		Principal		Principal		Principal		Principal
	Number	Balance	Number	Balance	Number	Balance	Number	Balance
	of Loans	of Loans	of Loans	of Loans	of Loans	of Loans	of Loans	of Loans

	(Dollars in thousands)
One- to four-family	3	$213	1	$51	1	$13	1	$51

Consumer	3	6	1	1	2	1	2	3

Total	6	$219	2	$52	3	$14	3	$54

Delinquent loans to total gross loans		0.33%		0.08%		0.03%		0.14%

	At December 31, 1997

	60-89 Days		90 Days or More

		Principal		Principal
	Number	Balance	Number	Balance
	of Loans	of Loans	of Loans	of Loans

	(Dollars in thousands)
One- to four-family	1	$52	4	$152

Consumer	6	18	8	22

Total	7	$70	12	$174

Delinquent loans to total gross loans		0.18%		0.44%

      Non-Accrual and Past-Due Loans. The following table sets forth information regarding loans contractually past due 90 days or more. At such date, there were no accruing loans past due 90 days or more. If all non-accrual loans had been performing in accordance with their original term and had been outstanding from the earlier of the beginning of the period or origination, the Bank would have interest income of $4,454, $2,109, $8,647, $3,303 and $3,146 for the years ended December 31, 1999, 1998, 1997, 1996 and 1995, respectively. The Bank had no troubled debt restructurings within the meaning of SFAS No. 15 at any of the dates indicated.

	At December 31,

	1999	1998	1997	1996	1995

	(Dollars in thousands)
Non-accrual one- to four-family loans delinquent 90 days or more	$51	$51	$152	$95	$66

Non-accrual consumer loans delinquent 90 days or more	1	3	22	14	23

Total non-performing loans	52	54	174	109	89

Total investment in REO	—	—	—	—	—

Total non-performing assets	$52	$54	$174	$109	$89

Non-performing loans to total loans	0.08%	0.14%	0.45%	0.29%	0.27%

Non-performing assets to total assets	0.07%	0.10%	0.34%	0.23%	0.31%

      Allowance for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on management’s evaluation of the risks inherent in its loan portfolio and the general economy. The allowance for loan losses is maintained at an amount management considers adequate to cover estimated losses in loans receivable which are deemed probable and estimable based on information available to management at such time. While management believes the Bank’s allowance for loan losses is sufficient to cover losses inherent in its loan portfolio at this time, no assurances can be given that the Bank’s level of allowance for loan losses will be sufficient to cover future loan losses incurred by the Bank or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for loan losses. The allowance is based upon a number of factors, including asset classifications, economic trends, industry experience and trends, industry and geographic concentrations, estimated collateral values, management’s assessment of the credit risk inherent in the portfolio, historical loan loss experience, and the Bank’s underwriting policies. The Bank will continue to monitor and modify its allowances for loan losses as conditions dictate. Various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s valuation allowance. These agencies may require the Bank to establish additional valuation allowances, based on their judgments of the information available at the time of the examination.

      At December 31, 1999, the Bank had no real estate owned (“REO”). For a description of how the Bank would treat REO, see the Financial Statements and Notes thereto appearing elsewhere in this Form 10-KSB.

      The following table sets forth activity in the Bank’s allowance for loan losses for the periods set forth in the table.

	At or For the Year Ended December 31,

	1999	1998	1997	1996	1995

	(Dollars in thousands)
Allowance for loan losses:

Balance at beginning of period	$66	$66	$58	$60	$66

Provision (credit) for loan losses	40	18	10	—	(2)

Charge-offs:

Consumer	22	21	3	4	5

Total charge-offs	22	21	3	4	5

Recoveries:

Consumer	6	3	1	2	1

Total recoveries	6	3	1	2	1

Net charge-offs	18	18	2	2	4

Balance at end of period	$90	$66	$66	$58	$60

Ratio of net loan charge-offs during the period to average loans outstanding during period	0.03%	0.05%	0.01%	0.01%	0.01%

Ratio of allowance for loan losses to gross loans at end of period	0.14	0.17	0.17	0.15	0.18

Ratio of allowance for loan losses to non-performing loans at end of period	173.08	122.22	37.93	53.21	66.67

      The following tables set forth the Bank’s allocation of allowance for loan losses by loan category, the percent of the allocated allowance to the total allowance and the percent of each specific loan category to total loans. The portion of the allowance for loan losses allocated to each loan category does not represent the total available for future losses which may occur within the loan category since the total allowance for loan losses is a valuation reserve applicable to the entire loan portfolio.

	At December 31,

	1999			1998

		Percent of	Percent of		Percent of	Percent of
		Allowance	Loans in		Allowance	Loans in
		to Total	Each Category		to Total	Each Category
	Amount	Allowance	to Total Loans	Amount	Allowance	to Total Loans

	(Dollars in thousands)
One- to four-family	$54	60.00%	96.98%	$38	57.58%	95.17%

Consumer	36	40.00	3.02	28	42.42	4.83

Total allowance for loan losses	$90	100.00%	100.00%	$66	100.00%	100.00%

[Additional columns below]

[Continued from above table, first column(s) repeated]

	At December 31,

	1997

		Percent of	Percent of
		Allowance	Loans in Each
		to Total	Category
	Amount	Allowance	to Total Loans

	(Dollars in thousands)
One- to four-family	$34	51.51%	94.67%

Consumer	32	48.49	5.33

Total allowance for loan losses	$66	100.00%	100.00%

	At December 31,

	1996			1995

		Percent of	Percent of		Percent of	Percent of
		Allowance	Loans in Each		Allowance	Loans in Each
		to Total	Category to		to Total	Category
	Amount	Allowance	Total Loans	Amount	Allowance	to Total Loans

	(Dollars in thousands)
One- to four-family	$20	34.48%	93.63%	$20	33.33%	91.59%

Consumer	38	65.52	6.37	40	66.67	8.41

Total allowance for loan losses	$58	100.00%	100.00%	$60	100.00%	100.00%

Investment Activities

      Federal and state regulations require the Bank to maintain a prudent amount of liquid assets to protect the safety and soundness of the Bank. Therefore, the investment policy of the Bank as established by the Board of Directors attempts to provide and maintain liquidity, generate a favorable return on investments without incurring undue interest rate and credit risk and complement the Bank’s lending activities. The Bank’s policies generally limit investments to government and federal agency-backed securities and other non-government guaranteed securities, including corporate debt obligations, that are investment grade. The Bank’s policies provide the authority to invest in U.S. Treasury and U.S. Government guaranteed securities, securities backed by federal agencies such as Fannie Mae, Freddie Mac and the Federal Farm Credit Bureau, mortgage-backed securities which are backed by federal agency securities, including CMOs, obligations of state and political subdivisions with at least an “A” rating, certificates of deposit purchased through the FHLB and securities issued by mutual funds which invest in securities consistent with the Bank’s allocable investments. The Bank’s policies provide that the Chief Financial Officer is authorized to execute all transactions within specified limits which are reviewed by the Board of Directors on a monthly basis. Such limit is currently $1.0 million. From time to time the Board of Directors may authorize the Chief Financial Officer to exceed the policy limitations.

      At December 31, 1999, $7.6 million of investment and mortgage-backed securities were classified as available for sale. Included in this total, at December 31, 1999, the Bank had $2.5 million in U.S. Government and agencies securities, $588,400 in mortgage-backed securities and $4.2 million in CMOs. A CMO is a special type of pass-through debt in which the stream of principal and interest payments on the underlying mortgages or mortgage-backed securities is used to create classes with different maturities, and, in some cases, amortization schedules, as well as a residual interest, with each class possessing different characteristics. Investments in mortgage-backed securities carry a reduced credit risk as compared to whole loans; however, such securities involve a risk that actual prepayments will exceed prepayments estimated over the life of the security which may result in a loss of any premium paid for such instruments thereby reducing the net yield on such securities. In addition, if interest rates increase, the market value of such securities may be adversely affected which, in turn, would adversely affect stockholders’ equity to the extent such securities are held for sale. In contrast to mortgage-backed securities in which cash flow is received (and, hence prepayment risk is shared) pro rata by all holders, the cash flows from the mortgages or mortgage-backed securities underlying CMOs are segmented and paid in accordance with a predetermined priority to investors holding various tranches of such securities or obligations. A particular tranche may therefore carry prepayment risk that differs from that of both the underlying collateral or other tranches.

      The following table sets forth certain information regarding the carrying and market values of the Bank’s federal funds sold and other short-term investments and investment securities at the dates indicated:

	At December 31,

	1999		1998		1997

	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value

	(In thousands)
Certificates of deposit(1)	$193	$193	$183	$183	$173	$173

Other interest-earning deposits	132	132	433	433	162	162

Investment securities:

Federal funds	—	—	1,327	1,327	84	84

FHLB stock	1,583	1,583	822	822	625	625

U. S. government obligations	2,702	2,535	3,303	3,301	4,294	4,291

Mutual Funds	—	—	—	—	26	26

Mortgage-backed securities(2)	4,761	4,759	8,892	8,977	5,792	5,791

Total	$9,371	$9,202	$14,960	$15,043	$11,156	$11,152

(1)	Includes certificates of deposit with original maturities of greater than 90 days.

(2)	Includes mortgage-backed securities and collateralized mortgage obligations.

      The table below sets forth certain information regarding the carrying value, weighted average yields and contractual maturities of the Bank’s certificates of deposit, other interest-bearing deposits and investment securities as of December 31, 1999.

	At December 31, 1999

			More than One		More than Five
	One Year or Less		Year to Five Years		Years to Ten Years

		Weighted		Weighted		Weighted
	Carrying	Average	Carrying	Average	Carrying	Average
	Value	Yield	Value	Yield	Value	Yield

	(Dollars in thousands)
Certificates of Deposit(1)	$100	5.87%	$93	6.10%	$—	—%

Other interest-bearing deposits	132	3.77	—	—	—	—

Investment securities:

U.S. government obligations	—	—	1,161	6.02	469	6.65

FHLB stock	—	—	—	—	—	—

Mortgage-backed securities(2)	—	—	—	—	140	7.70

Total	$232	4.68%	$1,254	6.03%	$609	6.89%

[Additional columns below]

[Continued from above table, first column(s) repeated]

	At December 31, 1999

	More than Ten Years		Total

		Weighted		Weighted
	Carrying	Average	Carrying	Average
	Value	Yield	Value	Yield

	(Dollars in thousands)
Certificates of Deposit(1)	$—	—%	$193	5.48%

Other interest-bearing deposits	—	—	132	3.77

Investment securities:

U.S. government obligations	904	6.52	2,534	6.30

FHLB stock	1,583	7.00	1,583	7.00

Mortgage-backed securities(2)	4,621	6.64	4,761	6.67

Total	$7,108	6.70%	$9,203	6.57%

(1)	Includes certificates of deposit with original maturities of greater than 90 days.

(2)	Includes mortgage-backed securities and collateralized mortgage obligations.

Source of Funds

      General. Deposits, loan repayments and prepayments, and cash flows generated from operations are the primary source of the Bank’s funds for use in lending, investing and for other general purposes. The Bank also relies upon advances from the FHLB.

      Deposits. The Bank offers a variety of deposit accounts with a range of interest rates and terms. For the year ended December 31, 1999, certificates of deposit constituted 72.5% of total average deposits.

      The Bank’s current deposit products include savings, checking, money market and certificate of deposit accounts ranging in term from thirty days to five years. Included in the Bank’s certificate of deposit accounts are certificates of deposit with balances in excess of $100,000 (jumbo certificates), and Individual Retirement Accounts (“IRAs”).

      Deposits are obtained primarily from residents of Hamilton County, Ohio. The Bank seeks to attract deposit accounts by offering a variety of products, competitive rates, extended hours and personal service. Although a substantial amount of the Bank’s depositors are past and present Procter & Gamble employees, the Bank has sought to attract new depositors through traditional methods of advertising, including print media advertising. The Bank does not generally advertise outside of its market area or utilize the services of deposit brokers. Management believes that an insignificant number of deposit accounts are held by non-residents of the Bank’s primary market area.

      The Bank sets interest rates on its deposits on a weekly basis, based upon a number of factors, including: the previous week’s deposit flow; a current survey of a selected group of competitors’ rates for similar products; external data which may influence interest rates; investment opportunities and loan demand; and scheduled maturities.

      The following table presents the deposit activity of the Bank for the periods indicated.

	1999	1998	1997

	(In thousands)
Balance beginning of period	$33,067	$31,867	$32,551

Net increase (decrease) before interest credited	4,638	(356)	(2,171)

Interest credited	1,731	1,556	1,487

Balance end of period	$39,436	$33,067	$31,867

      At December 31, 1999, the Bank had $4.8 million in certificate accounts in amounts of $100,000 or more maturing as follows:

		Weighted
Maturity Period	Amount	Average Rate

	(Dollars in thousands)
Three months or less	$762	5.28%

Over three through six months	663	6.34

Over six through 12 months	1,421	5.43

Over 12 months	1,921	6.01

Total	$4,767	5.77%

      The following table sets forth the distribution of the Bank’s average deposit accounts for the periods indicated and the weighted average interest rates on each category of deposits presented.

	For the Year Ended December 31,

	1999			1998			1997

		Percent			Percent			Percent
		of Total	Weighted		of Total	Weighted		of Total	Weighted
	Average	Average	Average	Average	Average	Average	Average	Average	Average
	Balance	Deposits	Rate	Balance	Deposits	Rate	Balance	Deposits	Rate

	(Dollars in thousands)
Statement savings accounts	$5,009	13.29%	2.62%	$4,742	14.60%	2.59%	$5,113	16.42%	2.60%

NOW and Money Market accounts	5,372	14.25	2.36	5,396	16.62	2.58	5,131	16.48	2.75

Total certificate accounts	27,321	72.46	5.39	22,333	68.78	5.79	20,890	67.1	5.81

Total average deposits	$37,702	100.00%	4.59%	$32,471	100.00%	4.79%	$31,134	100.00%	4.78%

      The following table presents, by various rate categories, the amount of certificate accounts outstanding at the dates indicated and the periods to maturity of the certificate accounts outstanding at December 31, 1999, 1998 and 1997.

	Period to Maturity from December 31, 1999					At December 31,

	Less		Two to		Four to
	than	One to	Three	Three to	Five
	One Year	Two years	years	Four years	years	1999	1998	1997

	(In thousands)
Certificate accounts(1):

3.00 to 4.00%	$—	$—	$—	$—	$—	$—	$54	$—

4.01 to 5.00%	5,056	700	192	—	—	5,948	1,921	217

5.01 to 6.00%	9,816	5,016	1,852	1,407	1,314	19,405	17,864	15,537

6.01 to 7.00%	825	798	413	100	1,584	3,720	2,729	5,309

7.01 to 8.00%	184	—	—	—	—	184	573	558

Total	$15,881	$6,514	$2,457	$1,507	$2,898	$29,257	$23,141	$21,621

(1)	Certificates of deposit include IRA accounts of $8,852, $7,287 and $8,768 as of December 31, 1999, 1998 and 1997, respectively.

Borrowings

      At December 31, 1999, the Bank had $31.1 million in outstanding advances from the FHLB and had no other borrowings. The FHLB advances are used by the Bank to fund assets, including loan originations. The majority of FHLB advances bear variable rates and have terms of three years or less. The maximum amount that the FHLB will advance to member institutions, including the Bank, fluctuates from time to time in accordance with current regulations. At December 31, 1999, the Bank had a borrowing capacity of $34.0 million from the FHLB. The Bank may obtain additional advances from the FHLB as part of its operating strategy.

      The following table sets forth certain information regarding the Bank’s borrowed funds at or for the periods ended on the dates indicated:

	At or For the Year
	Ended December 31,

	1999	1998	1997

		(Dollars in thousands)
FHLB advances:

Average balance outstanding	$22,162	$14,401	$9,499

Maximum amount outstanding at any month-end during the period	31,139	15,334	12,287

Balance outstanding at end of period	31,139	14,440	12,287

Weighted average interest rate during the period	5.45%	5.64%	5.70%

Weighted average interest rate at end of period	5.91%	5.67%	5.78%

Personnel

      As of December 31, 1999, the Bank had 12 full-time employees and three part-time employees. The employees are not represented by a collective bargaining unit, and the Bank considers its relationship with its employees to be good.

REGULATION AND SUPERVISION

General

      The Bank is an Ohio chartered savings bank, a member of the FHLB system, and its deposit accounts are insured up to applicable limits by the FDIC through the SAIF. The Bank is subject to extensive regulation, examination and supervision by the FDIC and the Superintendent of the Ohio Division of Commerce, Division of Financial Institutions (the “Superintendent”). The Bank must file reports with the Superintendent and the FDIC concerning its activities and financial condition, in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. There are periodic examinations by the Superintendent and the FDIC to test the Bank’s compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such policies, whether by the Superintendent, the FDIC or the Congress, could have a material adverse impact on the Company, the Bank and their operations. The Company, as a savings and loan holding company, is also required to file certain reports with, and otherwise comply with the rules and regulations of the OTS and of the Securities and Exchange Commission (the “SEC”) under the federal securities laws. Certain of the regulatory requirements applicable to the Bank and to the Company are referred to below or elsewhere herein.

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

      The Superintendent conducts regular examinations of the Bank approximately once a year. The Superintendent imposes assessments on Ohio savings banks based on the savings bank’s asset size to cover the cost of supervision and examination.

      In addition to being governed by the laws of Ohio specifically governing savings banks, the Bank is also governed by Ohio corporate law, to the extent such law does not conflict with the laws specifically governing savings banks.

      All FDIC-insured state-chartered savings banks and their subsidiaries have generally been limited to activities and equity investments of the type and in the amount authorized for national banks, notwithstanding state law. The FDIC is authorized to permit such institutions to engage in state authorized activities or investments that do not meet this standard (other than non-subsidiary equity investments) for institutions that meet all applicable capital requirements if it is determined that such activities or investments do not pose a significant risk to the SAIF. All non-subsidiary equity investments not permitted for national banks were required to be divested by December 19, 1996, pursuant to an FDIC-approved divestiture plan. The FDIC restrictions on state-chartered institutions have not affected the operations of the Bank.

Federal Regulations

      Capital Requirements. The FDIC has adopted risk-based capital guidelines to which the Bank is subject. The guidelines establish a systematic analytical framework that makes regulatory capital requirements more sensitive to differences in risk profiles among banking organizations. The Bank is required to maintain certain levels of regulatory capital in relation to regulatory risk-weighted assets. The ratio of such regulatory capital to regulatory risk-weighted assets is referred to as the Bank’s “risk-based capital ratio.” Risk-based capital ratios are determined by allocating assets and specified off-balance sheet items to four risk-weighted categories ranging from 0% to 100%, with higher levels of capital being required for the categories perceived as representing greater risk.

      These guidelines divide a savings bank’s capital into two tiers. The first tier (“Tier I”) includes common equity, retained earnings, certain non-cumulative perpetual preferred stock (excluding auction rate issues) and minority interests in equity accounts of consolidated subsidiaries, less goodwill and other intangible assets (except mortgage servicing rights and purchased credit card relationships subject to certain limitations). Supplementary (“Tier II”) capital includes, among other items, cumulative perpetual and long-term limited-life preferred stock, mandatory convertible securities, certain hybrid capital instruments, term subordinated debt and the allowance for loan and lease losses limited to a maximum of 1.25% of risk weighted assets, subject to certain limitations, less required deductions. Savings banks are required to maintain a total risk-based capital ratio of 8%, of which at least 4% must be Tier I capital.

      In addition, the FDIC has established regulations prescribing a minimum Tier I leverage ratio (Tier I capital to adjusted total assets as specified in the regulations). These regulations provide for a minimum Tier I leverage ratio of 3% for banks that meet certain specified criteria, including that they have the highest examination rating and are not experiencing or anticipating significant growth. All other banks are required to maintain a Tier I leverage ratio of at least 4%. The FDIC may, however, set higher capital requirements on individual institutions when particular circumstances warrant. Savings banks experiencing or anticipating significant growth are expected to maintain capital ratios, including tangible capital positions, well above the minimum levels.

      The following is a summary of the Bank’s regulatory capital at December 31, 1999:

GAAP Capital to Total Assets	6.29%

Total Capital to Risk-Weighted Assets	12.00%

Tier I Leverage Ratio	6.40%

      The FDIC, along with the other federal banking agencies, have adopted a regulation providing that the agencies will take account of the exposure of a bank’s capital and economic value to changes in interest rate risk in assessing a bank’s capital adequacy.

      Dividend Limitations. The FDIC has authority to use its enforcement powers to prohibit a savings bank from paying dividends if, in its opinion, the payment of dividends would constitute an unsafe or unsound practice. Under Ohio law, the Company and the Bank are prohibited from paying a dividend which would result in insolvency. Ohio law requires the Bank to obtain Division approval before payment of dividends in excess of net profits for the current and two prior fiscal years, with certain adjustments. Federal law prohibits the payment of dividends by a bank that will result in the bank failing to meet applicable capital requirements on a pro forma basis. Additionally, the Bank, as a subsidiary of a savings and loan holding company, is required to provide the OTS with 30 days prior written notice before declaring any dividend. The Bank’s Plan of Conversion also restricts the Bank’s payment of dividends in the event the dividend would impair the liquidation account established in connection with the Conversion.

      Standards for Safety and Soundness. The federal banking agencies have adopted final regulations and Interagency Guidelines Prescribing Standards for Safety and Soundness (the “Guidelines”) to implement safety and soundness standards used to identify and address problems at insured depository institutions before capital becomes impaired. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the Guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard, as required by the Federal Deposit Insurance Act, as amended (the “FDI Act”).

      On February 9, 2000, the Bank entered into a Memorandum of Understanding (“MOU”) between it, the FDIC, and Superintendent of Financial Institutions, State of Ohio, which requires the Bank to, among other things, formulate a three year strategic plan with specific provisions required in the MOU, review management and adopt a management plan, and increase capital. Other areas that must be addressed under the MOU include the Bank’s earnings, interest rate risk, growth and liquidity. The Bank and its Board are required to work closely with the regulators to carry out the requirements under the MOU.

      Prompt Corrective Regulatory Action. Federal law requires, among other things, that federal bank regulatory authorities take “prompt corrective action” with respect to banks that do not meet minimum capital requirements. The severity of such action depends on the degree of under capitalization.

      An institution is deemed to be “undercapitalized” if it has a total risk-based capital ratio of less than 8%, a Tier I risk-based capital ratio of less than 4%, or generally a leverage ratio of less than 4%. An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6%, a Tier I risk-based capital ratio of less than 3%, or a leverage ratio of less than 3%. An institution is deemed to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2%.

      Subject to a narrow exception, the banking regulator is required to appoint a receiver or conservator for an institution that is “critically undercapitalized.” The regulation also provides that a capital restoration plan must be filed with the FDIC within 45 days of the date a savings institution receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Compliance with the plan must be guaranteed by any parent holding company. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The FDIC could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

      Insurance of Deposit Accounts. Deposits of the Bank are presently insured by the SAIF. The FDIC maintains a risk-based assessment system by which institutions are assigned to one of three categories based on their capitalization and one of three subcategories based on examination ratings and other supervisory information. An institution’s assessment rate depends upon the categories to which it is assigned. Assessment rates for SAIF member institutions are determined semiannually by the FDIC and currently range from zero basis points for the healthiest institutions to 27 basis points for the riskiest.

      In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation (“FICO”) to recapitalize the predecessor to the SAIF. During 1999, FICO payments for SAIF members approximated 6.10 basis points, while Bank Insurance Fund (“BIF”) members paid 1.22 basis points. By law, there is equal sharing of FICO payments between SAIF and BIF members beginning January 1, 2000.

      The Bank’s assessment rate for fiscal 1999 was 0 basis points and the premium paid for this period was $0. Payments toward the FICO bonds amounted to $21,000. The FDIC has authority to increase insurance assessments. A significant increase in SAIF insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank. Management cannot predict what insurance assessment rates will be in the future.

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

      Transactions with Related Parties. The Bank’s authority to engage in transactions with“affiliates” (e.g., any company that controls or is under common control with an institution, including the Company and its non-savings institution subsidiaries) is limited by federal law. The aggregate amount of covered transactions with any individual affiliate is limited to 10% of the capital and surplus of the savings institution. The aggregate amount of covered transactions with all affiliates is limited to 20% of the savings institution’s capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in federal law and the purchase of low quality assets from affiliates is generally prohibited. Transactions with affiliates, including loans and asset purchases, must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no institution may purchase the securities of any affiliate other than a subsidiary.

      The Bank’s authority to extend credit to executive officers, directors and 10% shareholders (“insiders”), as well as entities such persons control, is governed by federal law. Among other things, such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and to not involve more than the normal risk of repayment. There is an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. Federal law places individual and aggregate limits on the amount of loans the Bank may make to insiders based, in part, on the Bank’s capital position and requires certain board approval procedures to be followed.

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

Federal Home Loan Bank System

      The Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. The Bank, as a member of the Federal Home Loan Bank, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank in an amount at least equal to 1.0% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the Federal Home Loan Bank, whichever is greater. The Bank was in compliance with this requirement with an investment in Federal Home Loan Bank stock at December 31, 1999 of $1.6 million.

      The Federal Home Loan Banks are required to provide funds for the resolution of insolvent thrifts in the late 1980s and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and could also result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members. If dividends were reduced, or interest on future Federal Home Loan Bank advances increased, The Bank’s net interest income would likely also be reduced. Recent legislation has changed the structure of the Federal Home Loan Banks funding obligations for insolvent thrifts, revised the capital structure of the Federal Home Loan Banks and implemented entirely voluntary membership for Federal Home Loan Banks. Management cannot predict the effect that these changes may have with respect to its Federal Home Loan Bank membership.

Federal Reserve System

      The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $44.3 million or less (subject to adjustment by the Federal Reserve Board) the reserve requirement is 3%; and for accounts aggregating greater than $44.3 million, the reserve requirement is $1.329 million plus 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) against that portion of total transaction accounts in excess of $44.3 million. The first $5.0 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The Bank complies with the foregoing requirements.

Holding Company Regulation

      The Company is a nondiversified unitary savings and loan holding company within the meaning of federal law. As a unitary savings and loan holding company, the Company is not restricted by federal law as to the types of business activities in which it may engage, provided that the Bank continues to be a qualified thrift lender. The Gramm-Leach-Bliley Act of 1999 provides that no company may acquire control of a savings association after May 4, 1999 unless it engages only in the financial activities permitted for financial holding companies under the law or for multiple savings and loan holding companies as described below. Further, the Gramm-Leach-Bliley Act specifies that existing savings and loan holding companies may only engage in such activities. The Gramm-Leach-Bliley Act, however, grandfathered the unrestricted authority for activities with respect to unitary savings and loan holding companies existing prior to May 4, 1999, such as the Company, so long as the Bank continues to comply with the qualified thrift lender test, described below. Upon any non-supervisory acquisition by the Company of another savings association as a separate subsidiary, the Company would become a multiple savings and loan holding company and would be subject to extensive limitations on the types of business activities in which it could engage. Federal law limits the activities of a multiple savings and loan holding company and its non-insured institution subsidiaries primarily to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act (“BHC Act”), subject to the prior approval of the OTS, and to other activities authorized by OTS regulation. Multiple savings and loan holding companies are generally prohibited from acquiring or retaining, more than 5% of a non-subsidiary holding company, or a non-subsidiary company engaged in activities other than those permitted by federal law.

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

      In order to elect and continue to be regulated as a savings and loan holding company by the OTS (rather than as a bank holding company by the Federal Reserve Board), the Bank must continue to qualify as a qualified thrift lender. To be a qualified thrift lender, a savings institution is required to maintain at least 65% of its “portfolio assets” (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed and related securities) in at least 9 months out of each 12 month period. A holding company of a savings institution that fails the test must either convert to a bank holding company and thereby become subject to the regulation and supervision of the Federal Reserve Board, or operate under certain restrictions. As of December 31, 1999, the Bank maintained in excess of 85% of its portfolio assets in qualified thrift investments and was a qualified thrift lender. Recent legislative amendments have broadened the scope of “qualified thrift investments” that go toward meeting the qualified thrift lender test to fully include credit card loans, student loans and small business loans. A savings association may also satisfy the test by qualifying as a “domestic building and loan association” as defined in the Internal Revenue Code of 1986 (the “Code”).

FEDERAL AND STATE TAXATION

Federal Taxation

      General. The Company and the Bank report their income on a consolidated basis using the accrual method of accounting, and are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank’s reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank or the Company. The Bank has not been audited by the IRS during the past five years. For its 1999 taxable year, the Bank was subject to a maximum federal income tax rate of 34%.

      Bad Debt Reserves. For fiscal years beginning prior to December 31, 1995, thrift institutions which qualified under certain definitional tests and other conditions of the Internal Revenue Code of 1986 (the “Code”) were permitted to use certain favorable provisions to calculate their deductions from taxable income for annual additions to their bad debt reserve. A reserve could be established for bad debts on qualifying real property loans (generally secured by interests in real property improved or to be improved) under (i) the Percentage of Taxable Income Method (the “PTI Method”) or (ii) the Experience Method. The reserve for nonqualifying loans was computed using the Experience Method.

      The Small Business Job Protection Act of 1996 (the “1996 Act”), which was enacted on August 20, 1996, repeals the reserve method of accounting for bad debts effective for tax years beginning after 1995, and requires savings institutions to recapture (i.e., take into income) certain portions of their accumulated bad debt reserves. Thrift institutions eligible to be treated as “small banks” (assets of $500 million or less) are allowed to use the Experience Method applicable to such institutions, while thrift institutions that are treated as large banks (assets exceeding $500 million) are required to use only the specific charge-off method. The PTI Method of accounting for bad debts is no longer available for any financial institution.

      A thrift institution required to change its method of computing reserves for bad debts will treat such change as a change in method of accounting, initiated by the taxpayer, and having been made with the consent of the IRS. Any Section 481(a) adjustment required to be taken into income with respect to such change generally will be taken into income ratably over a six-taxable year period, beginning with the first taxable year beginning after 1995, subject to a two-year suspension if the “residential loan requirement” is satisfied.

      Under the residential loan requirement provision, the recapture required by the 1996 Act will be suspended for each of two successive taxable years, beginning with the Bank’s 1996 taxable year, in which the Bank originates a minimum of certain residential loans based upon the average of the principal amounts of such loans made by the Bank during its six taxable years preceding its current taxable year.

      The Bank is required to pay over a six year period the excess of the balance of its tax bad debt reserves as of December 31, 1995 over the balance of such reserves as of December 31, 1987. As a result of such recapture, the Bank will incur additional tax payments of approximately $21,000 which is generally expected to be taken into income beginning in 1999 over a six year period.

      Distributions. Under the 1996 Act, if the Bank makes “non-dividend distributions” to the Company, such distributions will be considered to have been made from the Bank’s unrecaptured tax bad debt reserves (including the balance of its reserves as of December 31, 1987) to the extent thereof, and then from the Bank’s supplemental reserve for losses on loans, to the extent thereof, and an amount based on the amount distributed (but not in excess of the amount of such reserves) will be included in the Bank’s income. Non-dividend distributions include distributions in excess of the Bank’s current and accumulated earnings and profits, as calculated for federal income tax purposes, distributions in redemption of stock, and distributions in partial or complete liquidation. Dividends paid out of the Bank’s current or accumulated earnings and profits will not be so included in the Bank’s income.

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

      A special litter tax is also applicable to all corporations, including the Company, subject to the Ohio corporation franchise tax other than “financial institutions.” If the franchise tax is paid on the net income basis, the litter tax is equal to 0.11% of the first $50,000 of computed Ohio taxable income and 0.22% of computed Ohio taxable income in excess of $50,000. If the franchise tax is paid on the net worth basis, the litter tax is equal to 0.014% times taxable net worth.

      The Bank is a “financial institution” for State of Ohio tax purposes. As such, it is subject to the Ohio corporate franchise tax on “financial institutions,” which is imposed annually at a rate of 1.5% of the Bank’s book net worth determined in accordance with GAAP. As a “financial institution,” the Bank is not subject to any tax based upon net income or net profits imposed by the State of Ohio.

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

      In June 1998, the FASB issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” which established standards for derivative instruments, including derivative instruments imbedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This standard also allowed for a one-time reclassification of investments securities from held to maturity to available for sale. SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal quarters beginning after June 15, 2000. Management does not believe that the adoption of this standard will impact the Bancorp because at the current time the Bancorp does not hold any instruments covered by this standard.

Additional Item. Executive Officers of the Registrant.

      The following table sets forth certain information regarding the executive officers of the Company and the Bank who are not also directors.

	Age at	Position with the Company and Bank
Name	12/31/99	and Past Five Years Experience

Diane P. Hunt	44	Vice President, Chief Operating Officer and Secretary of the Company and the Bank.

Item 2. Description of Property.

      On March 20, 2000 the Company and the Bank relocated their main office to 4730 Montgomery Road, Norwood, Ohio. Prior to its move, the Bank had maintained leased space from Procter & Gamble Company in St. Bernard, Ohio. However, Procter & Gamble found an alternative use for the space occupied by the Bank and decided not to renew the Bank’s lease necessitating the Bank’s relocation. The Bank also operates out of a branch office it opened in 1997 on Erie Avenue in Cincinnati. The Company believes that the Bank’s current facilities are adequate to meet the present and immediately foreseeable needs of the Bank and the Company. The net book value of leasehold improvements at December 31, 1999 was approximately $22,000. The following table sets forth certain information relating to the Bank’s offices.

		Original		Net Book Value
		Date		of Property or
	Leased	Leased	Date of	Leasehold
	or	or	Lease	Improvements at
Location	Owned	Acquired	Expiration	December 31, 1999

4730 Montgomery Road Norwood, Ohio 45212	Owned	2000	—	74,400

3521 Erie Avenue Cincinnati, Ohio 45208	Owned	1997	—	325,000

      At December 31, 1999, the Bank had a total of three ATMs.

      For further information related to the Bank’s properties, see Note 4 to the Notes to the Financial Statements included in the Company’s 1999 Annual Report to Stockholders.

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

Item 4. Submission of Matters to a Vote of Security Holders.

      None.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

      Information relating to the market for Registrant’s common equity and related stockholder matters appears in the Registrant’s 1999 Annual Report to Stockholders on the back inside cover. At December 31, 1999, the Company had 193 registered shareholders. The Company began paying quarterly dividends in fiscal 1997 of $.05 per share per quarter and most recently declared a dividend of $.05 per share payable on January 3, 2000 to all holders of record as of December 23, 1999. The Company repurchased a total of 119,385 shares of its common stock in fiscal 1999.

Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

      The above-captioned information appears under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Registrant’s 1999 Annual Report to Stockholders and is incorporated herein by reference.

Item 7. Financial Statements.

      The Consolidated Financial Statements of Lenox Bancorp, Inc. and its subsidiary, together with the report thereon by Clark, Schaefer, Hackett & Co. appear in the Registrant’s 1999 Annual Report to Stockholders and are incorporated herein by reference.

Item 8. Change in and Disagreements with Accountants on Accounting and Financial Disclosure.

      None.

PART III

Item 9. Directors and Executive Officers of the Registrant.

      The information relating to Directors and Executive Officers of the Registrant is incorporated herein by reference to the section captioned “Proposal 1 — Election of Directors” in the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 24, 2000. Information concerning Executive Officers who are not directors is contained in Part I of this report pursuant to paragraph (b) of Item 401 of Regulation S-K in reliance on Instruction G.

Item 10. Executive Compensation.

      The information relating to director and executive compensation is incorporated herein by reference to the section captioned “Executive Compensation” in the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 24, 2000.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

      The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the section captioned “Stock Ownership” in the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 24, 2000.

Item 12. Certain Relationships and Related Transactions.

      The information relating to certain relationships and related transactions is incorporated herein by reference to the section captioned “Transactions with Management” in the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 24, 2000.

PART IV

Item 13. Exhibits.

(a)	The following documents are filed as a part of this report:

(1)	Consolidated Financial Statements of the Company are incorporated by reference to the 1999 Annual Report to Stockholders.

Independent Auditors’ Report

Consolidated Balance Sheet as of December 31, 1999 and 1998

Consolidated Statement of Income for the Three Years Ended December 31, 1999

Consolidated Statement of Changes in Stockholders’ Equity for the Three Years Ended December 31, 1999

Consolidated Statement of Cash Flows for the Three Years Ended December 31, 1999

Notes to Consolidated Financial Statements

The remaining information appearing in the 1999 Annual Report to Stockholders is not deemed to be filed as part of this report, except as expressly provided herein.

(2)	Exhibits

(a) The following exhibits are filed as part of this report:

3.1	Amended Articles of Incorporation of Lenox Bancorp, Inc.*

3.2	Amended and Restated Code of Regulations of Lenox Bancorp, Inc.*

4.0	Stock Certificate of Lenox Bancorp, Inc.**

10.1	Employment Agreement between the Company and the President dated September 3, 1996***

10.2	Employment Agreement between the Bank and the President dated September 3, 1996***

10.3	Change in Control Agreement between the Company and the Chief Operating Officer dated September 3, 1996***

10.4	Change in Control Agreement between the Bank and the Chief Operating Officer dated September 3, 1996***

10.7	Amended Lenox Bancorp, Inc. 1997 Incentive Plan***

11.0	Statement re: Computation of Per Share Earnings****

13.0	1999 Annual Report to Stockholders

21.0	Subsidiary information is incorporated herein by reference to “Item 1 — General”

23.0	Consent of Clark, Schaefer, Hackett & Co.

27.0	Financial Data Schedule (filed in electronic format only)

(b) Reports on Form 8-K None

*	Incorporated herein by reference to the Exhibits to Form 10-KSB filed on March 25, 1998.

**	Incorporated herein by reference to the Exhibits to Form S-1, Registration Statement, and Pre-Effective Amendment No. 1, filed on August 25, 1996 and March 8, 1997, respectively, Registration No. 333-96248.

***	Incorporated herein by reference to the Exhibits to the Form 10-KSB filed on March 31, 1999.

****	Incorporated herein by reference to Note 15 to the Notes to the Financial Statements included in the Company’s 1999 Annual Report to Stockholders.

CONFORMED

SIGNATURES

      Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LENOX BANCORP, INC.

By: /s/ Virginia M. Deisch
Virginia M. Deisch
Dated: March 27, 2000	President, Chief Executive Officer and Director

      Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Name	Title	Date

/s/ Virginia M. Deisch Virginia M. Deisch	President, Chief Executive Officer and Director (Principal Executive, Financial and Accounting Officer)	March 27, 2000

/s/ Gail R. Behymer Gail R. Behymer	Director	March 27, 2000

/s/ Robert R. Keller Robert R. Keller	Director	March 27, 2000

/s/ Henry E. Brown Henry E. Brown	Director	March 27, 2000

/s/ Curtis L. Jackson Curtis L. Jackson	Director	March 27, 2000

/s/ Reba St. Clair Reba St. Clair	Director	March 27, 2000

/s/ John C. Lame John C. Lame	Director	March 27, 2000