Form 10KSB40/A
period 1999-12-31
LENOX BANCORP INC
filed 2000-04-11
CIK 1000050

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-KSB/A

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

                     4730 MONTGOMERY ROAD, NORWOOD, OH 45212
                    (Address of principal executive offices)

                    Issuer's telephone number: (513) 531-8655
       Securities registered under Section 12(b) of the Exchange Act: NONE
         Securities registered under Section 12(g) of the Exchange Act:

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
Yes     X      No           .
    ---------     ----------

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

      State issuer's revenues for its most recent fiscal year: $4,693,893

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

                             LENOX BANCORP, INC.

                             By: /s/ Virginia M. Deisch
                                 -----------------------------------------------
                                 Virginia M. Deisch
Dated: April 7, 2000             President, Chief Executive Officer and Director


      Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

      Name                     Title                               Date
      ----                     -----                               ----

/s/ Virginia M. Deisch    President, Chief Executive Officer      April 7, 2000
-----------------------   and Director
Virginia M. Deisch        (Principal Executive, Financial and
                          Accounting Officer)


                          Director                                March __, 2000
------------------------
Gail R. Behymer


/s/ Robert R. Keller      Director                                April 9, 2000
------------------------
Robert R. Keller


/s/ Henry E. Brown        Director                                April 10, 2000
------------------------
Henry E. Brown


/s/ Curtis L. Jackson     Director                                April 10, 2000
------------------------
Curtis L. Jackson


/s/ Reba St. Clair        Director                                April 9, 2000
------------------------
Reba St. Clair


                          Director                                March __, 2000
------------------------
John C. Lame