Form 10KSB/A
period 1999-12-31
LENOX BANCORP INC
filed 2000-04-28
CIK 1000050

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-KSB/A
                                (AMENDMENT NO. 2)

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
Yes            No      X     .
    ---------     -----------

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

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
-----------------------------------------------------------

      The Company's Board of Directors currently consists of seven members; however, the Board has accepted the resignations of two directors (Messrs. Robert R. Keller and Curtis L. Jackson), which resignations will be effective immediately prior to the annual meeting. As a result, the Board resolved to reduce the size of the Board from seven to five members effective immediately prior to the annual meeting. Four of the remaining directors are independent and one is a member of management. Both Messrs. Keller and Jackson's terms were to expire at the 2000 annual meeting. The remaining directors are currently serving terms expiring in either 2001 or 2002. Under the Company governing documents, directors are to serve three year terms. In addition, under Ohio law, no reduction in the size of the Board shall cause a reduction in a director's term. Consequently, there is not a director running for election at this year's annual meeting.

      The following table sets forth certain information regarding the current directors.

                                                    YEAR FIRST
                                                     ELECTED          TERM TO
                                   AGE (1)          DIRECTOR (2)      EXPIRE
                                   ------           ---------         -------
Gail R. Behymer.........             60               1993              2002
Henry E. Brown..........             54               1995              2001
Virginia M. Deisch......             42               1996              2002
Curtis L. Jackson.......             36               1995              2000(3)
Robert R. Keller........             59               1987              2000(3)
John C. Lame............             43               1998              2001
Reba St. Clair..........             40               1995              2002

---------------------
(1) As of April 21, 2000.
(2) Includes prior service on the Board of Directors of the Bank.
(3) Have declined to stand for reelection.

      The present principal occupation and other business experience during the last five years of each director is set forth below:

      GAIL R. BEHYMER holds a B.S. in Industrial Management and a M.B.A. from the University of Cincinnati. He worked at Procter & Gamble for 34 years with a background in construction and facilities management. He held the position of Operations Manager prior to his retirement.

      HENRY E. BROWN holds a B.S. degree in Civil Engineering from the University of Missouri-Rolla. He retired after being employed with Procter & Gamble for 31 years. Mr. Brown is Chairman of the Greater Cincinnati Metropolitan YMCA Board of Directors.

      VIRGINIA M. DEISCH joined the Bank in 1986 and has served as President and Chief Executive Officer since 1994 and Executive Managing Officer since 1989. Ms. Deisch has over 19 years experience in the banking industry.

      CURTIS L. JACKSON holds a B.S. degree in Accounting from Northern Kentucky University. He has worked at Procter & Gamble for over 12 years and holds the position of Group Manager Regional Cost Accounting. Mr. Jackson also served as a Trustee and Treasurer for the Hamilton Christian Center.

      ROBERT R. KELLER retired from Procter & Gamble after 36 years of service. He was the Manager of Railroad Services. Mr. Keller is also a board member of the Twin Tower Retirement Community Auxiliary.

      JOHN C. LAME is currently a partner with J.C. Bradford & Co., a financial planning investment advisory and brokerage firm located in Cincinnati. Prior to joining J.C. Bradford in 1997, Mr. Lame served six years as a vice president with Merrill Lynch. Mr. Lame also worked at Procter & Gamble for 12 years from 1979 to 1991.

      REBA ST. CLAIR holds a B.A. in Political Science from Knox College. Previously an officer in the military, she is currently a Finance Manager at Procter & Gamble. Ms. St. Clair is a board member for Leadership Cincinnati, Hamilton County Youth Conference, Lighthouse Youth Services, Playhouse in the Park, The Cincinnati Art Museum and the Cincinnati Ballet.

      Information concerning Executive Officers who are not directors were previously filed in Part I of the Form 10-KSB filed on March 29, 2000, pursuant to paragraph (b) of Item 401 of Regulation S-K in reliance on Instruction G.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

      Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers and directors, and persons who own more than 10% of any registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater than 10% stockholders are required by regulation to furnish the Company with copies of all Section 16(a) reports they file.

      Based solely on its review of the copies of the reports it has received and written representations provided to the Company from the individuals required to file the reports, the Company believes that each of the Company's executive officers and directors has complied with applicable reporting requirements for transactions in Lenox Bancorp common stock during the fiscal year ended December 31, 1999.

ITEM 10.  EXECUTIVE COMPENSATION.
--------------------------------

      DIRECTORS' FEES. Members of the Company's Board of Directors do not receive Board fees from the Company. Currently, non-employee directors of the Bank who have served as directors of the Bank for one year or more receive a retainer of $1,200 per year, plus $370 per meeting attended. The Bank maintains a Director Emeritus Program whereby retired members of the Board of Directors may serve as Directors Emeritus.

SUMMARY COMPENSATION TABLE

      The following information is furnished for Ms. Deisch. No other executive officer of Lenox Bancorp received salary and bonus of $100,000 or more during the year ended December 31, 1999.


                                                                                LONG-TERM
                                                                               COMPENSATION
                                                                          -----------------------
                                           ANNUAL COMPENSATION                     AWARDS
                           ---------------------------------------------- ------------------------
                                                                OTHER      RESTRICTED  SECURITIES
                                                                ANNUAL       STOCK     UNDERLYING    ALL OTHER
NAME AND PRINCIPAL              FISCAL                       COMPENSATION    AWARDS      OPTIONS    COMPENSATION
     POSITIONS                   YEAR   SALARY($)   BONUS($)    ($)(1)         ($)         (#)           ($)
-----------------------------  -------  ---------  ---------- -----------  ----------  -----------  -------------
Virginia M. Deisch               1999   $ 84,250(2)   $  --     $  --      $    --          --        $32,079(3)
 President, Chief Executive      1998     74,250         --        --           --          --         33,341
 Officer and Director            1997     68,000         --        --       37,672       8,513         26,665

--------------------------------
(1) Does not include the aggregate amount of perquisites and other personal benefits, which was less than 10% of the total annual salary and bonus reported.
(2) Includes directors' fees of $5,600. Beginning in 2000, Ms. Deisch will no longer receive directors' fees.
(3) Consists of employer contribution to the Bank's 401(k) plan of $3,850 and employee stock ownership allocations with a market value of $28,229.

OPTION VALUE AT FISCAL YEAR END

      The following table provides information regarding unexercised stock options for Ms. Deisch as of December 31, 1999. Ms. Deisch did not exercise any stock options during the year ended December 31, 1999.


                             NUMBER OF SECURITIES
                            UNDERLYING UNEXERCISED          VALUE OF UNEXERCISED
                                   OPTIONS                  IN-THE-MONEY OPTIONS
      NAME                   AT FISCAL YEAR-END (#)        AT FISCAL YEAR-END ($)(1)
-----------------------   ----------------------------  ----------------------------
                           EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
                           -----------   -------------   -----------   -------------
Virginia M. Deisch            3,406          5,107          $2,555        $3,830

------------------------
(1)Value of unexercised in-the-money stock options equals the market value of shares covered by in-the-money options on December 31, 1999 less the option exercise price. Options are in-the-money if the market value of shares covered by the options is greater than the exercise price.

EMPLOYMENT AGREEMENTS

      The Bank and the Company entered into employment agreements with Ms. Deisch. The employment agreements provide for a three-year term for Ms. Deisch. The Bank employment agreement provides that, commencing on the first anniversary date and continuing each anniversary date thereafter, the Board of Directors of the Bank may extend the agreement for an additional year so that the remaining term shall be three years, unless written notice of non-renewal is given by the Board of Directors of the Bank after conducting a performance evaluation of Ms. Deisch. The term of the Company employment agreement may be extended on a daily basis unless written notice of non-renewal is given by the Board of Directors of the Company. The agreements provide that Ms. Deisch's base salary will be reviewed annually. The current base salary for Ms. Deisch is $84,250. In addition to the base salary, the agreements provide for, among other things, participation in stock benefit plans and other fringe benefits applicable to executive personnel.

      The agreements provide for termination by the Bank or the Company for cause as defined in the agreements, at any time. In the event the Bank or the Company chooses to terminate Ms. Deisch's employment for reasons other than for cause, or in the event Ms. Deisch resigns from the Bank and the Company after specified circumstances that would constitute constructive termination, Ms. Deisch or, in the event of her death, her beneficiary, would be entitled to receive an amount equal to the remaining base salary payments due to Ms. Deisch and the contributions that would have been made on her behalf to any employee benefit plans of the Bank or the Company during the remaining term of the agreement; PROVIDED, HOWEVER, that in the case of the Bank's agreement, the payment shall not, in the aggregate, exceed three times the average of Ms. Deisch's five preceding taxable years' annual compensation. The Bank and the Company would also continue and pay for her health and disability coverage for the remaining term of the agreement.

      Under the agreements, if voluntary (after specified circumstances that would constitute constructive termination) or involuntary termination follows a change in control of the Bank or the Company (as defined in the employment agreement), Ms. Deisch or, in the event of her death, her beneficiary, would be entitled to a severance payment equal to the greater of: (i) the payments due for the remaining term of the agreement; or (ii) three times the average of the five preceding taxable years' annual compensation. The Bank and the Company would also continue her life, health, and disability coverage for thirty-six months. Notwithstanding that both agreements provide for a severance payment in the event of a change in control, Ms. Deisch would only be entitled to receive a severance payment under one agreement.

      Payments under the agreements in the event of a change in control may constitute some portion of an excess parachute payment under Section 280G of the Internal Revenue Code resulting in the imposition of an excise tax on the recipient and denial of the deduction for such excess amounts to the Company and the Bank. Under certain circumstances, severance payments to Ms. Deisch under the agreements may be subject to prior approval by the Federal Deposit Insurance Corporation.

      Payments under the Bank's agreement will be guaranteed by the Company in the event that payments or benefits are not paid by the Bank. Payment under the Company's agreement would be made by the Company. All reasonable costs and legal fees paid or incurred by Ms. Deisch pursuant to any dispute or question of interpretation relating to the agreements shall be paid by the Bank or Company, respectively, if Ms. Deisch is successful on the merits pursuant to a legal judgment, arbitration or settlement. The employment agreements also provide that the Bank and Company shall indemnify the Executive to the fullest extent allowable under Ohio law.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
------------------------------------------------------------------------

      The following table provides information as of April 21, 2000 with respect to persons believed by the Company to be the beneficial owners of more than 5% of the Company's outstanding common stock. A person may be considered to own any shares of common stock over which he or she has, directly or indirectly, sole or shared voting or investment power.

                                               NUMBER OF SHARES   PERCENT OF COMMON
NAME AND ADDRESS                                    OWNED         STOCK OUTSTANDING
---------------                                ---------------    -----------------
Lenox Savings Bank Employee                        33,317(1)           11.7%
Stock Ownership Plan
4730 Montgomery Road
Norwood, Ohio 45212

John C. Lame                                       21,839(2)            7.7%
1260 Hayward Avenue
Cincinnati, Ohio 45208

Virginia M. Deisch                                 16,342               5.7%
4730 Montgomery Road
Norwood, Ohio 45212

-------------------------------
(1) Under the terms of the employee stock ownership plan, the employee stock ownership plan trustee, subject to its fiduciary responsibilities, will vote unallocated and allocated shares for which no timely voting instructions are received in the same proportion as shares for which the trustee has received voting instructions from participants. As of April 21, 2000, 12,470 shares have been allocated to participants' accounts and 20,847 shares remain unallocated.
(2) Based on information filed in a Schedule 13D on February 10, 2000, John C. Lame may be deemed to be the beneficial owner of 21,839 shares.

    The following table provides information about the shares of Lenox Bancorp common stock that may be considered to be owned by each director or nominee for director of the Company, by the executive officer named in the Summary Compensation Table and by all directors and executive officers of the Company as a group as of April 21, 2000. A person may be considered to beneficially own any shares of common stock over which he or she has, directly or indirectly, sole or shared voting or investing power. Unless otherwise indicated, each of the named individuals has sole voting power and sole investment power with respect to the shares shown.


                                                       NUMBER OF SHARES
                                  NUMBER OF           THAT MAY BE ACQUIRED     PERCENT OF
                                 SHARES OWNED          WITHIN 60 DAYS BY      COMMON STOCK
            NAME              (EXCLUDING OPTIONS)     EXERCISING OPTIONS     OUTSTANDING(1)
   -------------------------  --------------------  ----------------------  ----------------
   Gail R. Behymer                   3,321                   512                  1.3%

   Henry E. Brown                    3,739                   512                  1.5

   Virginia M. Deisch               12,936(2)              3,406                  5.7

   Curtis L. Jackson                   801                   512                  0.5

   Robert R. Keller                  2,926(3)                512                  1.2

   John C. Lame                     21,583                    --                  7.7

   Reba St. Clair                    1,206(4)                512                  0.6

   All directors and executive      53,304
   officers as a group (8 persons)                         7,670                 20.8%

------------------------------
(1) Based on 285,028 shares of Lenox Bancorp common stock outstanding and entitled to vote as of April 21, 2000, plus the number of shares that may be acquired within 60 days by each individual (or group of individuals) by exercising stock options.
(2) Includes 5,500 shares held under the Bank's employee stock ownership plan in trust for the benefit of Ms. Deisch.
(3) Includes 728 shares owned by Mr. Keller's spouse's individual retirement account.
(4) Includes 100 shares owned by Ms. St. Clair's spouse.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
--------------------------------------------------------

   It is the policy of the Bank to make loans to executive officers and directors on their principal residences. The Bank's policy provides that all loans made by the Bank, including lines of credit, to its directors be made in the ordinary course of business, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and may not involve more than the normal risk of collectibility or present other unfavorable features; provided, however the Bank may offer loans to executive officers on terms not available to the public, but available to other full-time employees, in accordance with recently modified federal regulations. All such loans, however, did not involve more than the normal risk of collectibility or present other unfavorable features. Any loan made to an executive officer or director must be approved by the Board of Directors prior to its being committed. As of December 31, 1999, seven of the Bank's executive officers or directors had a total of fifteen loans outstanding totaling approximately $1.0 million in the aggregate.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             LENOX BANCORP, INC.

                             By: /s/ Virginia M. Deisch
                                 ----------------------------------------------
                                 Virginia M. Deisch
Dated: April 24, 2000            President, Chief Executive Officer and Director
                                 (Principal Executive, Financial and Accounting
                                 Officer)