Form 10QSB
period 2000-03-31
LENOX BANCORP INC
filed 2000-05-15
CIK 1000050

Item 1. FINANCIAL STATEMENTS.
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
PART II. OTHER INFORMATION

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ________________

Commission File Number 0-28162

LENOX BANCORP, INC.
(Exact name of small business issuer as specified in its charter)

Ohio	31-1445959

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4730 Montgomery Road, Norwood, Ohio	45212

(Address of principal executive offices)	(Zip Code)

(513) 531-8655
(Issuer’s telephone number)

Not Applicable
(Former name, former address and former fiscal year, if changes since last report)

APPLICABLE ONLY TO CORPORATE ISSUERS:

      State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 285,028 shares of common stock, par value $0.01 per share, were outstanding as of May 10, 2000.

Transitional Small Business Disclosure Format (check one):       Yes [ ] No [X]

LENOX BANCORP, INC.
FORM 10-QSB

For the Quarter Ended March 31, 2000

INDEX

		Page

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements-Unaudited

	Consolidated Balance Sheets at March 31, 2000 and December 31, 1999	3

	Consolidated Statements of Operations — For the Three Months Ended March 31, 2000 and 1999	4

	Consolidated Statements of Cash Flows — For the Three Months Ended March 31, 2000 and 1999	5

	Notes to Unaudited Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis or Plan of Operation	7

PART II:	OTHER INFORMATION

Item 1.	Legal Proceedings	12

Item 2.	Changes in Securities	12

Item 3.	Defaults Upon Senior Securities	12

Item 4.	Submission of Matters to a Vote of Security Holders	12

Item 5.	Other Information	12

Item 6.	Exhibits and Reports on Form 8-K	12

SIGNATURES

PART I. FINANCIAL INFORMATION
LENOX BANCORP, INC.

Item 1. FINANCIAL STATEMENTS.

LENOX BANCORP, INC.
CONSOLIDATED BALANCE SHEETS

	At	At
	March 31,	December 31,
	2000	1999

	(Unaudited)
	(Dollars in thousands)

Assets

Cash and due from banks	$1,362	$738

Certificates of deposit	95	193

Investment securities — available for sale, at fair value (amortized cost of $2,700 and $2,702 at March 31, 2000 and December 31, 1999)	2,548	2,535

Mortgage-backed securities — available for sale, at fair value (amortized cost of $586 and $602 at March 31, 2000 and December 31, 1999)	571	588

Collateralized mortgage obligations — available for sale, at fair value (amortized cost of $4,159 and $4,159 at March 31, 2000 and December 31, 1999)	4,101	4,171

Loans receivable, net	63,228	59,434

Loans held for sale — at lower of cost or market	90	5,611

Accrued interest receivable:

Loans	397	361

Mortgage-backed securities	4	4

Collateralized mortgage obligations	24	23

Investments and certificates of deposit	66	50

Property and equipment, net	1,266	399

Federal Home Loan Bank stock — at cost	1,617	1,583

Prepaid expenses and other assets	385	217

Prepaid federal income taxes	34	77

Total assets	$75,788	$75,984

Liabilities and Stockholders’ Equity

Liabilities:

Deposits:

Savings, club and other accounts	$5,153	$5,129

Money market and NOW accounts	5,372	5,050

Certificate accounts	28,082	29,257

Total deposits	38,607	39,436

Advances from Federal Home Loan Bank	31,775	31,139

Advance payments by borrowers for taxes and insurance	148	265

Accrued expenses	465	309

Deferred federal income taxes	13	55

Total liabilities	$71,008	$71,204

Stockholders’ Equity:

Common stock — no par value: 2,000,000 authorized, 425,677 issued and 285,028 outstanding at March 31, 2000 and 285,028 issued and outstanding at December 31, 1999	—	—

Additional paid in capital	3,776	3,776

Retained earnings — substantially restricted	4,140	4,108

Unearned ESOP shares	(208)	(208)

Shares acquired for Stock Incentive Plan	(212)	(217)

Treasury stock 140,649 shares at March 31, 2000 and December 31, 1999	(2,567)	(2,567)

Accumulated other comprehensive income (loss):

Unrealized loss on available for sale securities, net of taxes	(149)	(112)

Total stockholders’ equity	4,780	4,780

Total liabilities and stockholders’ equity	$75,788	$75,984

LENOX BANCORP, INC.
CONSOLIDATED STATEMENT OF OPERATIONS

	Three Months Ended
	March 31,

	2000	1999

	(Unaudited)
	(Dollars in thousands
	except per share data)

Interest Income and Dividend Income:

Loans	$1,190	$735

Mortgage-backed securities	10	11

Collateralized mortgage obligations	69	85

Investments and interest bearing deposits	45	68

FHLB stock dividends	29	14

Total	1,343	913

Interest Expense:

Deposits	451	397

Borrowed money and capitalized leases	458	201

Total	909	598

Net interest income before provision for loan losses	434	315

Provision for loan losses	23	9

Net interest income after provision for loan losses	411	306

Other Income:

Service fee income	35	33

Gain on sale of loans	23	21

Loan fees and other	49	—

Total	107	54

General and Administrative Expenses:

Compensation and employee benefits	216	162

Occupancy and equipment	49	55

Federal insurance premium	2	5

Franchise taxes	16	21

Other expenses	184	130

Total	467	373

Income (loss) before provision for income taxes	51	(13)

Provision (credit) for income taxes	19	(3)

Net income (loss)	$32	$(10)

Basic earnings (loss) per share	$0.11	$(0.03)

Diluted earnings (loss) per share	$0.11	$(0.03)

LENOX BANCORP, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Three Months Ended
	March 31,

	2000	1999

	(Unaudited)
	(Dollars in thousands)

Cash flows from operating activities:

Net income(loss)	$32	$(10)

Adjustments to reconcile net income to net cash provided (used) by operating activities:

Depreciation and amortization	18	40

Provision for losses on loans	23	9

Amortization of deferred loan (fees) costs	17	(1)

Deferred loan origination fees (costs)	(22)	(31)

FHLB stock dividends	(29)	(14)

Gain on sale of loans	(23)	(21)

Amortization of stock incentive plan award	5	6

ESOP expense, net of tax benefit	—	17

Effect of change in operating assets and liabilities:

Accrued interest receivable	(53)	(6)

Prepaid expenses	(139)	(108)

Prepaid federal income tax	20	—

Advances by borrowers for taxes and insurance	(117)	(26)

Accrued expenses	156	178

Accrued federal income taxes	—	(3)

Deferred federal income taxes	—	(6)

Net cash provided (used) by operating activities	(112)	24

Cash flows from investing activities:

Property and equipment additions	(882)	(6)

Repayments of mortgage-backed securities	15	83

Purchase of certificates of deposits	(2)	(3)

Maturity of certificate of deposits	100	—

Net change in loans	(4,153)	(7,341)

Proceeds from sale of mortgage loans	5,885	1,260

Purchase of FHLB stock	(34)	—

Maturity of investments — held-to-maturity	—	701

Maturity of investments — available-for-sale	—	500

Net cash used by investing activities	929	(4,806)

Cash flows from financing activities:

Net increase (decrease) in deposits	(829)	3,343

Borrowings from FHLB	5,100	700

Repayments of FHLB advances	(4,464)	(870)

Reissue Treasury Stock	—	4

Dividends paid	—	(20)

Net cash provided by financing activities	(193)	3,157

Increase (decrease) in cash and cash equivalents	624	(1,625)

Cash and cash equivalents at beginning of period	738	2,350

Cash and cash equivalents at end of period	$1,362	$725

Supplemental disclosure:

Cash paid for:

Interest expense	$901	$582

Income taxes	—	25

LENOX BANCORP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THREE MONTHS ENDED MARCH 31, 2000 AND 1999

1. Principles of Consolidation

      The consolidated unaudited financial statements include the accounts of Lenox Bancorp, Inc. (“Lenox” or the “Company”) and its wholly-owned subsidiary Lenox Savings Bank (the “Bank”), which includes Lenox Mortgage Corporation. All significant intercompany transactions have been eliminated in consolidation. The investment in the Bank on Lenox’s financial statements is carried at the parent company’s equity in the underlying net assets.

      The consolidated balance sheet as of March 31, 2000 and the related consolidated statement of income, cash flows and changes in stockholders’ equity for the three months ending March 31, 2000 and 1999 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted of normal recurring items. Interim results are not necessarily indicated of results for a full year.

      The financial statements and notes are presented as permitted by Form 10-QSB. The interim statements are unaudited and should be read in conjunction with the financial statements and notes thereto contained in the Bank’s annual report for the year ended December 31, 1999.

2. Conversion to Capital Stock Form of Ownership

      The Board of Directors of Lenox Savings Bank adopted a plan of conversion, pursuant to which the Bank converted from an Ohio-chartered mutual savings bank to an Ohio-chartered capital stock savings bank, with the concurrent formation of the holding company, Lenox Bancorp, Inc. On July 17, 1996, the conversion from the mutual to stock form was finalized. Lenox was capitalized through the initial sale of 425,677 shares of common stock to eligible account holders, an employee benefit plan of the Bank, supplemental eligible account holders, other members of the Bank and the general public. Lenox then used a portion of the proceeds from the sale to purchase all of the outstanding shares of the Bank. This transaction was accounted for in a manner similar to the pooling of interest method.

      The Bank may not declare or pay cash dividends on or repurchase any of its shares of common stock if the effect thereof would cause equity to be reduced below applicable regulatory capital maintenance requirements or if such declaration and payment would otherwise violate regulatory requirements.

3. Earnings Per Share

      Net income for the three months ended March 31, 2000 was $0.11 per share or $32,000 on an average of 285,028 shares, compared to a net loss for the quarter ending March 31, 1999 of $10,000 or $0.03 per share on an average of 364,887 shares.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

      The following analysis discusses changes in the financial condition and results of operations at and for the three months ended March 31, 2000, and should be read in conjunction with the Bank’s Consolidated Financial Statements and the notes thereto, appearing in Part I, Item 1 of this document.

Forward-Looking Statements

      This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and the subsidiaries include, but are not limited to, changes in: interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company’s market area and accounting principles and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company’s financial results, is included in the Company’s filings with the Securities and Exchange Commission.

      The Company does not undertake — and specifically disclaims any obligation — to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Management Strategy

      The Bank’s current strategic plan is to enhance its long-term profitability, reduce the level of interest rate risk and improve market share. Management is committed to achieving a substantial increase in the Bank’s return on equity within the next three years. Improved earnings through asset growth is an important step toward meeting this objective. Asset growth has increased 62% since the Bank’s conversion from mutual to stock form in 1996. Expanding the loan portfolio to include multi-family lending, originating and selling more loans through the Bank’s newly established subsidiary, Lenox Mortgage Corporation, and the opportunity to attract new customers through the Bank’s new branch and executive offices are major components of planned growth. The Bank also intends to enhance profitability by continuing to seek means of increasing non-interest income through the generation of transaction fees, commissions and participation in the secondary market. Finally, the Bank intends to continue to seek to reduce costs. Management is committed to its goal of enhancing shareholder value through improving profitability, reducing interest rate risk and increasing market share and believes that the actions it has taken to date and its future strategic plans will enhance the long-term profitability of the Company.

Comparison of Financial Condition at March 31, 2000 and December 31, 1999

      Assets. Total assets decreased by $196,000, or 0.3%, to $75.8 million at March 31, 2000 from $76.0 million at December 31, 1999. This decrease was due to a $1.7 million, or 2.7%, decrease in loans receivable from $65.0 million at December 31, 1999, to $63.3 million at March 31, 2000 as the Company sold approximately $5.4 million of loans with servicing retained during January 2000 to strengthen the Bank’s capital position. This decrease was offset by an increase in property and equipment of $867,000, or 217.3%, in connection with the change in the Company’s executive offices to Norwood, Ohio in March 2000. Prepaid expenses and other assets also increased $168,000, or 77.4%, from $217,000 at December 31, 1999 to $385,000 at March 31, 2000, primarily resulting from an increase in mortgage loan servicing rights because of servicing rights recognized from the loan sales in January 2000. Cash and due from banks increased $624,000 to $1.4 million at March 31, 2000 from $738,000 at December 31, 1999, as excess funds were held in interest bearing accounts.

      Liabilities. Total liabilities decreased by $196,000, or 2.8%, from $71.2 million at December 31, 1999 to $71.0 million at March 31, 2000, primarily due to a decrease in deposits of $829,000, or 2.1%, from $39.4 million at December 31, 1999 to $38.6 million at March 31, 2000. The decrease in deposits was primarily due to a $1.2 million decrease in certificates of deposits to $28.1 million at March 31, 2000 from $29.3 million at March 31, 2000, as the Bank elected not to renew higher-rate certificates of deposit. Savings and money market/NOW accounts increased $346,000 to $10.5 million at March 31, 2000 from $10.2 million at December 31, 1999. Accrued expenses and other liabilities also increased $156,000 to $465,000 at March 31, 2000 from $309,000 at December 31, 1999 for payments received on loans serviced for others. The decreases in liabilities were offset by an increase in advances from the FHLB of $636,000, or 2.0%, from $31.1 million at December 31, 1999 to $31.2 million at March 31, 2000 as FHLB advances were used to fund certificate of deposit outflows.

      Liquidity and Capital Resources. The Company’s primary sources of funds are deposits, FHLB advances, principal and interest payments on loans and loan sales in the secondary market. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flow and mortgage prepayments are strongly influenced by changes in general interest rates, economic conditions and competition.

      The primary investment activity of the Company for the three months ended March 31, 2000 was the origination of mortgage and consumer loans. The most significant source of funds for the three months ended March 31, 2000 was the repayment of mortgage loans and the sale of $5.4 million in loans.

      The Bank is required to maintain a minimum level of liquidity (net cash, short term and marketable assets divided by total withdrawable deposits and short term liabilities), as defined by the Federal Deposit Insurance Corporation (“FDIC”). The Bank’s liquidity at March 31, 2000 was 17.5%. The Bank’s most liquid assets are cash, federal funds sold, and marketable securities. The levels of the Bank’s liquid assets are dependent on the Bank’s operation, financing, lending and investing activities during any given period. At March 31, 2000 assets qualifying for short term liquidity, including cash and short term investment, totaled $4.0 million.

      At March 31, 2000, the Bank’s capital exceeded all the capital requirements of the FDIC. The Bank’s Tier 1 leverage and total capital to risk-weighted capital ratios were 6.4% and 12.0%, respectively.

      For the three months ended March 31, 2000 and 1999, the Company had a comprehensive loss of $5,000 and $23,000, respectively. The difference between net income and comprehensive income consists solely of the effect of unrealized gain and losses, net of taxes, on available for sale securities.

Comparison of Results of Operations for the Three Months Ended March 31, 2000 and 1999

      General. The Company reported net income of $32,000 for the three months ended March 31, 2000, which represents a $42,000 increase from $10,000 of net loss reported for the three months ended March 31, 1999. This increase was attributable to an increase in net interest income due to increases in the loan portfolio compared to the prior year. An additional $49,000 in other income was generated by the Mortgage Corporation as it became fully operational in late 1999. The increase in income was offset by additional general and administrative expenses in connection with the operations of the Mortgage Corporation.

      Interest and Dividend Income. Interest and dividend income for the three months ended March 31, 2000 was $1.3 million compared to $913,000 for the three months ended March 31, 1999, an increase of $430,000, or 47.1%. The primary reason for the increase was a $455,000, or 61.9%, increase in interest earned on loans to $1.2 million for the three months ended March 31,

2000 from $735,000 for the three months ended March 31, 1999, due to a $10.2 million increase in the average loans and an increase in the yield from 7.32% for the period ended March 31, 1999 to 7.43% for the period ended March 31, 2000. The increased yield was due to a higher interest rate environment and an increase in higher-yielding multi-family loans.

      Interest Expense. Interest expense for the three months ended March 31, 2000 was $909,000 compared to $598,000 for the three months ended March 31, 1999, an increase of $311,000, or 52.0%, primarily due to an increase in the average balance of FHLB advances from $21.6 million for the period ended March 31, 1999 to $29.9 million for the period ended March 31, 2000 as the Bank utilized FHLB advances to fund the asset growth. The Bank also experienced an increase in the yield on the FHLB advance of 43 basis points due to the increase in interest rates. The increase in interest expense was also due to higher average deposits of $1.4 million and an increase in the yield on deposits from 4.63% for the period ended March 31, 1999 to 4.68% for the period ended March 31, 2000.

      Net Interest Income After Provision for Loan Losses. Net interest income after provision for loan losses increased $105,000, or 4.3%, for the three months ended March 31, 2000 to $411,000 from $306,000 for the three months ended March 31, 1999. Such increase was offset by an increase of $14,000 in the provision for loan losses for the three months ended March 31, 2000 as compared to the prior period, due to an increase in the loan portfolio and the inherent risk in lending. The allowance for loan losses was $112,000 and $72,000 at March 31, 2000 and March 31, 1999, respectively. The allowance for loan losses represented 74.7% of nonperforming loans and 0.18% of total loans at March 31, 2000 and 72.7% of nonperforming loans and 0.16% of total loans at March 31, 1999.

      Other Income. Other income increased $53,000, or 98.2%, for the three months ended March 31, 2000 to $107,000 from $54,000 for March 31, 1999. This increase was due to the loan sales made by the Mortgage Corporation as the Mortgage Corporation began operations in late 1999. The Mortgage Corporation originates loans to be sold to third parties.

      General and Administrative Expenses. General and administrative expenses for the three months ended March 31, 2000 were $467,000 compared to $373,000 for the three months ended March 31, 1999, an increase of $94,000, or 25.2%. The increase in general and administrative expenses was due to an increase of $54,000 in compensation and benefits and an increase of $54,000 in other expenses. The increase in compensation and benefits was due to the additional expenses relating to the establishment and operations of the Mortgage Corporation. The increase in other expenses was primarily due to additional expenses relating to the Mortgage Corporation and additional professional fees to respond to regulatory and shareholder issues.

      Income Taxes. Income taxes for the three months ended March 31, 1999 increased $22,000 to $19,000 from a credit of $3,000 for the three months ended March 31, 1999 because of an increase in pretax earnings. Net income before tax provision was $51,000 for the three months ended March 31, 2000, compared to a loss of $10,000 for the same period ended March 31, 1999.

Recent Accounting Pronouncements

      In June 1998, the FASB issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which established for derivative instruments, including derivative instruments imbedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Management does not believe the adoption of this standard will have an impact on the Company’s financial statement as the Company does not hold any instruments covered by this standard.

PART II. OTHER INFORMATION

Item 1.           Legal Proceedings.

      The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the Company’s financial condition or results of operation.

Item 2.	Changes in Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits and Reports on Form 8-K (§249.308 of this Chapter).

	(a)	Exhibits

		3.1	Amended Articles of Incorporation of Lenox Bancorp, Inc.*

		3.2	Amended and Restated Code of Regulations of Lenox Bancorp, Inc.*

		11.0	Statement re: Computation of Per Share Earnings

		27.0	Financial Data Schedule

	(b)	Reports on Form 8-K

None.

*	Incorporated herein by reference to the Company’s Form 10-KSB, filed on March 25, 1998.

SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LENOX BANCORP, INC.

Dated: May 15, 2000	By:	/s/ Virginia M. Deisch

Virginia M. Deisch President and Chief Executive Officer (principal executive financial and accounting officer)