Form 10QSB
period 2000-06-30
LENOX BANCORP INC
filed 2000-08-11
CIK 1000050

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

                                       or

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
(State or other jurisdiction of incorporation                   (I.R.S. Employer
or organization                                              Identification No.)

4730 Montgomery Road, Norwood, Ohio                                        45212
(Address of principal executive offices)                              (Zip Code)

                                 (513) 531-8655
                           (Issuer's telephone number)

                                 Not Applicable
              (Former name, former address and former fiscal year,
                          if changes since last report)

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

      State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 285,028 shares of common stock, par value $0.01 per share, were outstanding as of August 10, 2000.

Transitional Small Business Disclosure Format (check one):  Yes      No   X
                                                               ----     -----

                               LENOX BANCORP, INC.
                                   FORM 10-QSB

                       FOR THE QUARTER ENDED JUNE 30, 2000

                                      INDEX
                                                                            Page
                                                                            ----

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements-Unaudited

            Consolidated Balance Sheets at
            June 30, 2000 and December 31, 1999............................. 3

            Consolidated Statements of Income - For the Three and Six
            Months Ended June 30, 2000 and 1999............................. 4

            Consolidated Statements of Cash Flows - For  the
            Six Months Ended June 30, 2000 and 1999......................... 5

            Notes to Unaudited Consolidated Financial Statements............ 6

Item 2.     Management's Discussion and Analysis or Plan of Operation....... 7

PART II:    OTHER INFORMATION

Item 1.      Legal Proceedings............................................. 12
Item 2.      Changes in Securities..........................................12
Item 3.      Defaults Upon Senior Securities................................12
Item 4.      Submission of Matters to a Vote of Security Holders............12
Item 5.      Other Information..............................................13
Item 6.      Exhibits and Reports on Form 8-K...............................13

SIGNATURES


                         PART I. FINANCIAL INFORMATION
                              LENOX BANCORP, INC.

Item 1. FINANCIAL STATEMENTS.

                                              LENOX BANCORP, INC.
                                          CONSOLIDATED BALANCE SHEETS
                                                                                            AT                AT
                                                                                          JUNE 30,        DECEMBER 31,
                                                                                           2000              1999
                                                                                     ----------------  ---------------
                                                                                                 (UNAUDITED)
                                                                                           (DOLLARS IN THOUSANDS)
ASSETS
Cash and due from banks.........................................................           $ 1,237          $   738
Certificates of deposit.........................................................                96              193
Investment securities - available for sale, at fair value (amortized cost
  of $2,700 and $2,702 at June 30, 2000 and December 31, 1999)..................             2,549            2,535
Mortgage-backed securities - available for sale, at fair value (amortized
  cost of $541 and $602 at June 30, 2000 and December 31, 1999).................               529              588
Collateralized mortgage obligations - available for sale, at fair value
  (amortized cost of $4,158 and $4,159 at June 30, 2000 and December 31, 1999)..             4,026            4,171
Loans receivable, net...........................................................            62,293           59,434
Loans held for sale - at lower of cost or market................................               611            5,611
Accrued interest receivable:
        Loans...................................................................               424              361
        Mortgage-backed securities..............................................                 4                4
        Collateralized mortgage obligations.....................................                25               23
        Investments and certificates of deposit.................................                50               50
Property and equipment, net.....................................................             1,325              399
Federal Home Loan Bank stock - at cost..........................................             1,681            1,583
Prepaid expenses and other assets...............................................               402              217
Deferred Federal income tax benefit.............................................                11                -
Prepaid federal income taxes....................................................                46               77
                                                                                           -------          -------
              Total assets......................................................           $75,309          $75,984
                                                                                           =======          =======
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
   DEPOSITS:
        Savings, club and other accounts........................................           $ 6,717          $ 5,129
        Money market and NOW accounts...........................................             4,401            5,050
        Certificate accounts....................................................            26,335           29,257
                                                                                           -------          -------
              Total deposits....................................................            37,453           39,436
   Advances from Federal Home Loan Bank.........................................            32,710           31,139
   Advance payments by borrowers for taxes and insurance........................                39              265
   Accrued expenses.............................................................               394              309
Accrued federal income taxes....................................................                 -                -
   Deferred federal income taxes................................................                 -               55
                                                                                           -------          -------
              Total liabilities.................................................          $ 70,596          $71,204
                                                                                           =======          =======
STOCKHOLDERS' EQUITY:
   Common stock - no par value: 2,000,000 authorized,  425,677 issued
    and 285,028 outstanding at June 30, 2000 and at December 31, 1999...........                 -                -
   Additional paid in capital...................................................             3,776            3,776
   Retained earnings - substantially restricted.................................             4,115            4,108
   Unearned ESOP shares.........................................................              (208)            (208)
   Shares acquired for Stock Incentive Plan.....................................              (207)            (217)
   Treasury stock 140,649 shares at June 30, 2000 and December 31, 1999.........            (2,567)          (2,567)
   Accumulated other comprehensive income (loss):
        Unrealized loss on available for sale securities, net of taxes..........              (196)            (112)
                                                                                           -------          -------
              Total stockholders' equity........................................             4,713            4,780
                                                                                           -------          -------
   Total liabilities and stockholders' equity...................................           $75,309          $75,984
                                                                                           =======          =======

                                                           3


                                               LENOX BANCORP, INC.
                                        CONSOLIDATED STATEMENT OF INCOME


                                                                   THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                        JUNE 30,                   JUNE 30,
                                                                 ------------------------   ------------------------
                                                                    2000         1999         2000          1999
                                                                 -----------   ----------   ----------   -----------
                                                                                    (UNAUDITED)
                                                                    (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
INTEREST INCOME AND DIVIDEND INCOME:
     Loans....................................................     $1,178         $890       $2,379        $1,625
     Mortgage-backed securities...............................          8           10           19            21
     Collateralized mortgage obligations......................         73           81          142           166
     Investments and interest bearing deposits................         75           47          109           115
     FHLB stock dividends.....................................         29           16           58            30
                                                                   ------        -----       ------        ------
              Total...........................................      1,363        1,044        2,707         1,957

INTEREST EXPENSE:
     Deposits.................................................        480          421          931           818
     Borrowed money and capitalized leases....................        499          237          957           438
                                                                   ------        -----       ------        ------
              Total...........................................        979          658        1,887         1,256

     Net interest income before provision for loan losses.....        384          386          820           701
Provision for loan losses.....................................          9            9           32            18
                                                                   ------        -----       ------        ------
     Net interest income after provision for loan losses......        375          377          788           683

OTHER INCOME:
     Service fee income and mortgage corporation operations...         44           28           79            61
     Gain on sale of loans and investments....................         54           26          126            69
                                                                   ------        -----       ------        ------
              Total...........................................         99           54          205           130

GENERAL AND ADMINISTRATIVE EXPENSES:
     Compensation and employee benefits.......................        262          165          479           327
     Occupancy and equipment..................................         84           53          133           108
     Federal insurance premiums...............................          2            5            4            10
     Franchise taxes..........................................         13           24           29            45
     Other expenses...........................................        150          155          334           285
                                                                   ------        -----       ------        ------
              Total...........................................        511          402          979           775

     Income (loss) before provision for income taxes..........        (37)          51           14            38
Provision (credit) for income taxes...........................        (12)          20            7            17
                                                                     ----          ---          ---           ---
     Net income (loss)........................................       $(25)         $31          $ 7           $21
                                                                     ====          ===          ===           ===
Basic earnings (loss) per share...............................     $(0.09)       $0.09        $0.02         $0.06
                                                                   =======       =====        =====         =====
Diluted earnings (loss) per share.............................     $(0.09)       $0.09        $0.02         $0.06
                                                                   =======       =====        =====         =====



                                                       LENOX BANCORP, INC.
                                              CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                                     FOR THE SIX MONTHS ENDED
                                                                                             JUNE 30,
                                                                                -----------------------------------
                                                                                     2000               1999
                                                                                ---------------    ----------------
                                                                                           (UNAUDITED)
                                                                                      (DOLLARS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income(loss).........................................................      $      7              $   21
  Adjustments to reconcile net income to net cash provided (used)
   by operating activities:
    Depreciation and amortization..........................................            36                  72
    Provision for losses on loans..........................................            32                  18
    Amortization of deferred loan (fees) costs.............................            34                 (11)
    Deferred loan origination fees (costs).................................           (27)                (54)
    FHLB stock dividends...................................................           (58)                (30)
    Gain (loss) on sale of investments.....................................             -                 (22)
    Gain (loss) on sale of loans...........................................          (126)                (47)
    Amortization of stock incentive plan award.............................            10                  13
    ESOP expense, net of tax benefit.......................................             -                  33
    Effect of change in operating assets and liabilities:
      Accrued interest receivable..........................................           (65)                (90)
      Prepaid expenses.....................................................          (185)                (78)
      Prepaid federal income tax...........................................            31                   -
      Advances by borrowers for taxes and insurance........................          (226)                (41)
      Accrued expenses.....................................................            84                 (79)
      Accrued federal income taxes.........................................             -                 (34)
      Deferred federal income taxes........................................             -                 (33)
                                                                                 --------            --------
        Net cash provided (used) by operating activities...................          (453)               (362)
CASH FLOWS FROM INVESTING ACTIVITIES:
  Property and equipment additions.........................................          (955)                 (6)
  Repayments of mortgage-backed securities.................................            57                 140
  Purchase of certificates of deposits.....................................            (3)                 (5)
  Maturity of certificate of deposits......................................           100                   -
  Net change in loans......................................................        (4,598)             (18,595)
  Proceeds from sale of investments........................................         6,778               1,154
  Proceeds from sale of mortgage loans.....................................             -               2,605
  Purchase of FHLB stock...................................................           (40)               (399)
  Maturity of investments - held-to-maturity...............................             -               1,337
  Maturity of investments - available-for-sale.............................             -                 600
                                                                                 --------            --------
    Net cash provided (used) by investing activities.......................         1,339              13,169
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in deposits......................................        (1,983)              4,182
  Borrowings from FHLB.....................................................        13,000              20,775
  Repayments of FHLB advances..............................................       (11,429)            (11,100)
  Purchase of Treasury Stock...............................................             -              (2,223)
  Reissue Treasury Stock...................................................             -                   4
  Dividends paid...........................................................             -                 (40)
                                                                                 --------            --------
    Net cash provided (used) by financing activities.......................          (412)             11,598
                                                                                 --------            --------
Increase (decrease) in cash and cash equivalents...........................           499              (1,933)
                                                                                 --------            --------
Cash and cash equivalents at beginning of period...........................           738               2,350
                                                                                 --------            --------
Cash and cash equivalents at end of period.................................      $  1,237            $    417
                                                                                 ========            ========
SUPPLEMENTAL DISCLOSURE:
  Cash paid for:
    Interest expense.......................................................      $  1,864            $  1,254
    Income taxes...........................................................             -                  51


                               LENOX BANCORP, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                   FOR SIX MONTHS ENDED JUNE 30, 2000 AND 1999

1.    Principles of Consolidation
      ---------------------------

      The consolidated unaudited financial statements include the accounts of Lenox Bancorp, Inc. ("Lenox" or the "Company") and its wholly-owned subsidiary Lenox Savings Bank (the "Bank"), which includes Lenox Mortgage Corporation. All significant intercompany transactions have been eliminated in consolidation. The investment in the Bank on Lenox's financial statements is carried at the parent company's equity in the underlying net assets.

      The consolidated balance sheet as of June 30, 2000 and the related consolidated statement of income, cash flows and changes in stockholders' equity for the three and six months ending June 30, 2000 and 1999 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted of normal recurring items. Interim results are not necessarily indicated of results for a full year.

      The financial statements and notes are presented as permitted by Form 10-QSB. The interim statements are unaudited and should be read in conjunction with the financial statements and notes thereto contained in the Bank's annual report for the year ended December 31, 1999.

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

3.    Earnings Per Share
      ------------------

      The Company reported a net loss for the three months ended June 30, 2000 of $0.09 per share, or $25,000, on an average of 285,028 shares, compared to net income for the quarter ending June 30, 1999 of $31,000, or $0.09, per share on an average of 285,028 shares. Earnings for the six months ending June 30, 2000 was $7,000, or $0.02 per share, on an average of 285,028 shares compared to $21,000, or $0.06 per share, on an average of 285,028 shares for the six months ended June 30, 1999. At present, there is no difference between the average shares outstanding for the computation of basic and dilutive earnings per share as options will have a dilutive effect only when the average market price of the common stock exceeds the exercise price of the options.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
            OPERATION

      The following analysis discusses changes in the financial condition and results of operations at and for the six months ended June 30, 2000, and should be read in conjunction with the Bank's Consolidated Financial Statements and the notes thereto, appearing in Part I, Item 1 of this document.

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

MANAGEMENT STRATEGY

      The Bank's current strategic plan is to enhance its long-term profitability, reduce the level of interest rate risk and improve market share. Management is committed to achieving a substantial increase in the Bank's return on equity within the next three years. Improved earnings through asset growth is an important step toward meeting this objective. Asset growth has increased 61% since the Bank's conversion from mutual to stock form in 1996. Expanding the loan portfolio to include multi-family lending, originating and selling more loans through the Bank's newly established subsidiary, Lenox Mortgage Corporation, and the opportunity to attract new customers through the Bank's new branch and executive offices are major components of planned growth. The Bank also intends to enhance profitability by continuing to seek means of increasing non-interest income through the generation of transaction fees, commissions and participation in the secondary market. Finally, the Bank intends to continue to seek to reduce costs. Management is committed to its goal of enhancing shareholder value through improving profitability, reducing interest rate risk and increasing market share and believes that the actions it has taken to date and its future strategic plans will enhance the long-term profitability of the Company.

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2000 AND DECEMBER 31, 1999

      ASSETS. Total assets decreased by $675,000 or 0.89% to $75.3 million at June 30, 2000, from $76.0 million at December 31, 1999. This decrease was due to a $2.1 million, or 3.3% decrease in loans receivable from $65.0 million at December 31, 1999, to $62.9 million at June 30, 2000 as the Company sold approximately $5.4 million of loans with servicing rights retained during January 2000 to strengthen the Bank's capital position. This decrease was offset by an increase in property and equipment of $926,000 or 233.1% in connection with the change in the Company's executive officers to Norwood, Ohio in March 2000. Prepaid expenses and other assets also increased $185,000 or 85.3% from $217,000 at December 31, 1999, to $402,000 at June 30, 2000, resulting primarily from an increase in prepaid and other assets which include mortgage loan servicing rights. Cash and due from banks increased $499,000 to $1.2 million at June 30, 2000 from $738,000 at December 31, 1999 as excess funds were held in interest bearing accounts.

      LIABILITIES. Total liabilities decreased by $608,000 or 0.85% from $71.2 million at December 31, 1999, to $70.6 million at June 30, 2000, primarily due to a decrease in deposits of $2.0 million or 5.03% from $39.4 million at December 31, 1999, to $37.5 million at June 30, 2000. The decrease in deposits was primarily due to $3.6 million decrease in certificates of deposits and Money Market and NOW accounts to $30.7 million at June 30, 2000 from $34.7 million at December 31, 1999, as customers utilized other investment vehicles. Savings accounts increased $1.6 million to $6.7 million at June 30, 2000, from $5.1 million at December 31, 1999. Accrued expenses and other liabilities also increased $85,000, to $394,000 at June 30, 2000, from $309,000 at December 31,
1999 for payments received on loans serviced for others. The decreases in liabilities were offset by an increase in advances from the FHLB of $1.6 million, or

5.05% from $31.1 million at December 31, 1999, to $32.7 million at June 30, 2000 as FHLB advances was used to replace the loss of deposits.

      STOCKHOLDERS' EQUITY. Stockholder's equity decreased by $67,000 or 1.40% from $4.8 million at December 31, 1999, to $4.7 million at June 30, 2000. Retained earnings increased $7,000 for net income earned for the period while the unrealized loss on available for sale securities increased by $83,000. Other components of equity change by $10,000.

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

      The primary investment activity of the Company for the six months ended June 30, 2000 was the origination of mortgage and consumer loans. The most significant sources of funds for the six months ended June 30, 2000 was the repayment of mortgage loans, the sale of mortgage loans and advances from the Federal Home Loan Bank.

      The Bank is required to maintain a minimum level of liquidity (net cash, short term and marketable assets divided by total withdrawable deposits and short term liabilities), as defined by the Federal Deposit Insurance Corporation (the "FDIC"). The Bank's liquidity at June 30, 2000 was 11.72%. The Bank's most liquid assets are cash, federal funds sold, and marketable securities. The levels of the Bank's liquid assets are dependent on the Bank's operation, financing, lending and investing activities during any given period. At June 30, 2000 assets qualifying for short term liquidity, including cash and short term investment, totaled $4.0 million.

      At June 30, 2000, the Bank's capital exceeded all the capital requirements of the FDIC. The Bank's Tier 1 leverage and total capital to risk-weighted capital ratios were 6.4% and 12.0%, respectively.

      For the six months ended June 30, 2000 and 1999, the Company reported comprehensive loss of $77,000 and $11,000, respectively. The difference between net income and comprehensive income consists solely of the effect of unrealized gain and losses, net of taxes, on available for sale securities.

COMPARISON OF RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999

      GENERAL. The Company reported net income of $7,000 for the six months ending June 30, 2000, which represents a $14,000 decrease from $21,000 of net income reported for the six months ended June 30, 1999. The decrease in net income is primarily attributable to the general and administrative expenses related to the Mortgage Corporation which exceeded the revenue generated by it and resulted in a net loss attributable to the Mortgage Corporation of $(43,000).

      INTEREST AND DIVIDEND INCOME. Interest and dividend income for the six months ended June 30,2000 was $2.7 million compared to $2.0 million for the six months ended June 30, 1999, an increase of $750,000 or 38.3%. The primary reason for the increase was a $754,000 or 46.4% increase in interest earned on loans receivable to $2.4 million for the six months ended June 30, 2000, from $1.6 million for the six months ended June 30, 1999, due to a $18.4 million increase in the average loans receivable outstanding and an increase in the yield from 7.24% for the period ending June 30, 1999, to 7.48% for the period ending June 30, 2000. Other interest and dividend income did not change materially from the prior quarter.

      INTEREST EXPENSE. Interest expense for the six months ended June 30, 2000, was $1.9 million compared to $1.3 million for the six months ended June 30, 1999, an increase of $631,000 or 50.2% primarily due to a $16.9 million increase in the average balances outstanding. The increase was due to decreased average deposits of $2.0 million and an increase in the yield on deposits from 4.57% for the period ending June 30, 1999 to 4.78% for the period ending June 30, 2000. The Bank utilized FHLB advances to fund the asset growth as the average balance on FHLB advances increased to $30.9 million for the period ended June 30, 2000 from $16.2 million for the period ended June 30, 1999. The Bank also experienced an increase in the yield on FHLB advances of 78 basis points due the increases in interest rates and the Bank's use of short term Federal Home Loan Bank advance programs.

      NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES. Net interest income after provision for loan losses increased $105,000 or 15.4% for the six months ended June 30, 2000, to $788,000 from $683,000 for the six months ended June 30, 1999. Such increase was offset by an increase of $14,000 in the provision for loan losses for the six months ending June 30, 2000 as compared to the prior period, due to an increase in the Bank's loan portfolio and the inherent risk in lending. The total loan loss allowance was 0.19% of total loans outstanding and 44.5% of nonperforming loans at June 30, 2000 and 0.15% and 120% of total loans and nonperforming loans, respectively, at June 30, 1999.

      OTHER INCOME. Other income increased $75,000 or 57.6% to $205,000 for the six months ending June 30, 2000 from $130,000 for the six months ending June 30, 1999. This increase was due to the loan sales and fees made by the Mortgage Corporation as the Mortgage Corporation was fully operational during the first two quarters of 2000. The Mortgage Corporation originates loans to be sold to third parties and to the Bank.

      GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the six months ended June 30, 2000, were $979,000 compared to $775,000 for the six months ended June 30, 1999, an increase of $204,000 or 26.3%. The increase in general and administrative expenses is primarily comprised of an increase of $152,000 in compensation and benefits and an increase of $52,000 in other expenses. The increase in compensation and benefits is due to the additional expenses relating to the Mortgage Corporation. The increase in other expenses relate to additional expenses relating to the Mortgage Corporation and higher professional fees related to the Company's response to recent regulatory and shareholder issues.

      INCOME TAXES. Income taxes for the six months ended June 30, 1999, decreased $10,000 to $7,000 from $17,000 for the six months ending June 30, 1999, because of the decrease in pretax earnings. Net loss before tax provision was $37,000 for the three months ended June 30, 2000, compared to net income of $51,000 for the same period ending June 30, 1999.

RECENT ACCOUNTING PRONOUNCEMENTS

      In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which established for derivative instruments, including derivative instruments imbedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Management does not believe the adoption of this standard will have an impact on the Company's financial statement as the Company does not hold any instruments covered by this standard.

                           PART II. OTHER INFORMATION

Item 1.     Legal Proceedings.
            -----------------

            On June 9, 2000, four stockholders of the Company, including two members of the Board of Directors and two additional individuals, filed a complaint for declaratory judgment and preliminary and permanent injunctive relief against the Company and each of the other three directors individually in the Court of Common Pleas in Hamilton, Ohio. The plaintiffs allege that four of the plaintiffs were duly elected to the Board of Directors at the 2000 Annual Meeting of Stockholders. The plaintiffs seek a declaratory judgment that such individuals were properly elected and are members of the Board of Directors and are further attempting to enjoin the Lenox Board of Directors from taking or approving any action without the participation of such individuals. The Company in its answer to the compliant has denied the allegations that any board members were up for election and does not recognize the validity or legal effect of the nominations of the plaintiffs for director or their election.

Item 2.     Changes in Securities and Use of Proceeds.
            -----------------------------------------

            None.

Item 3.     Defaults Upon Senior Securities.
            -------------------------------

            None.

Item 4.     Submission of Matters to a Vote of Security Holders.
            ----------------------------------------------------

            On May 24, 2000, the Company held its annual meeting of stockholders to ratify the appointment of Clark, Schaefer, Hackett & Company as the Company's independent auditors and to consider and vote upon a stockholder proposal. The number of votes cast at the meeting as to each matter to be acted upon was as follows:


                                      NUMBER OF        NUMBER OF       NUMBER OF
                                        VOTES            VOTES           VOTES
                                         FOR            AGAINST         ABSTAIN
                                    --------------   -------------   -----------

1. Ratification of Clark, Schaefer,
   Hackett & Company as the
   Company's Independent Auditors...   221,701           3,371            --

                                      NUMBER OF        NUMBER OF       NUMBER OF
                                        VOTES            VOTES           VOTES
                                         FOR            AGAINST         ABSTAIN
                                    --------------   -------------   -----------

2. Stockholder proposal that the
   Board of Directors take all
   reasonable steps to maximize
   stockholder value including sale
   or merger of the Company..........    98,972          88,425          2,400

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

            (b)   Reports on Form 8-K

                  None.

----------------------
* Incorporated herein by reference to the Company's Form 10-KSB, filed on March 25, 1998.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    LENOX BANCORP, INC.


Dated: August 11, 2000         By:  /s/ Virginia M. Heitzman
                                    --------------------------------------------
                                    Virginia M. Heitzman
                                    President and Chief Executive Officer
                                    (principal executive officer)


Dated: August 11, 2000         By:  /s/ David K. Brown
                                    --------------------------------------------
                                    David K. Brown
                                    Chief Financial Officer and Treasurer
                                    (principal financial and accounting officer)