Form 10QSB
period 2000-09-30
LENOX BANCORP INC
filed 2000-11-14
CIK 1000050

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

                                       or

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

      State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 285,028 shares of common stock, par value $0.01 per share, were outstanding as of November 13, 2000.

Transitional Small Business Disclosure Format (check one):  Yes        No   X
                                                                ----      -----

                               LENOX BANCORP, INC.
                                   FORM 10-QSB

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000

                                      INDEX
                                                                            Page
                                                                            ----


PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements-Unaudited

            Consolidated Balance Sheets at
            September 30, 2000 and December 31, 1999........................ 3

            Consolidated Statements of Income - For the Three and Nine
            Months Ended September 30, 2000 and 1999........................ 4

            Consolidated Statements of Cash Flows - For  the
            Nine Months Ended September 30, 2000 and 1999................... 5

            Notes to Unaudited Consolidated Financial Statements............ 6

Item 2.     Management's Discussion and Analysis or Plan of Operation....... 7

PART II:    OTHER INFORMATION

Item 1.      Legal Proceedings..............................................12
Item 2.      Changes in Securities..........................................12
Item 3.      Defaults Upon Senior Securities................................12
Item 4.      Submission of Matters to a Vote of Security Holders............12
Item 5.      Other Information..............................................12
Item 6.      Exhibits and Reports on Form 8-K...............................13

SIGNATURES


                          PART I. FINANCIAL INFORMATION
                               LENOX BANCORP, INC.

Item 1.     FINANCIAL STATEMENTS.

                               LENOX BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS
                                                                                         AT                AT
                                                                                    SEPTEMBER 30,     DECEMBER 31,
                                                                                        2000              1999
                                                                                   ---------------   --------------
                                                                                             (UNAUDITED)
                                                                                        (DOLLARS IN THOUSANDS)
ASSETS
Cash and due from banks.........................................................     $  1,115        $     738
Certificates of deposit.........................................................           97              193
Investment securities - available for sale, at fair value (amortized cost
 of $2,700 and $2,702 at September 30, 2000 and December 31, 1999)............          2,566            2,535
Mortgage-backed securities - available for sale, at fair value (amortized
 cost of $528 and $602 at September 30, 2000 and December 31, 1999)...........            518              588
Collateralized mortgage obligations - available for sale, at fair value
 (amortized cost of $4,158 and $4,114 at September 30, 2000 and December 31, 1999)      4,051            4,171
                                                                                     --------        ---------
   Total investment securities..................................................        7,135            7,294
Loans receivable, net...........................................................       58,529           59,434
Loans held for sale - at lower of cost or market................................           --            5,611
Accrued interest receivable:
         Loans..................................................................          429              361
         Mortgage-backed securities.............................................            4                4
         Collateralized mortgage obligations....................................           26               23
         Investments and certificates of deposit................................           36               50
Property and equipment, net.....................................................        1,305              399
Federal Home Loan Bank stock - at cost..........................................        1,732            1,583
Prepaid expenses and other assets...............................................          517              217
Deferred Federal income tax benefit.............................................           --               --
Prepaid federal income taxes....................................................           20               77
                                                                                     --------        ---------
                  Total assets..................................................     $ 70,945        $  75,984
                                                                                     ========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
   DEPOSITS:
         Savings, club and other accounts.......................................     $  7,710        $   5,129
         Money market and NOW accounts..........................................        4,256            5,050
         Certificate accounts...................................................       25,147           29,257
                                                                                     --------        ---------
                  Total deposits................................................       37,113           39,436
   Advances from Federal Home Loan Bank.........................................       28,246           31,139
   Advance payments by borrowers for taxes and insurance........................          144              265
   Accrued expenses.............................................................          735              309
   Accrued federal income taxes.................................................           --               --
   Deferred federal income taxes................................................            3               55
                                                                                     --------        ---------
                  Total liabilities.............................................     $ 66,241        $  71,204
                                                                                     ========        =========

STOCKHOLDERS' EQUITY:
   Common stock - no par value: 2,000,000 authorized,  425,677 issued
      and 285,028 outstanding at September 30, 2000 and at December 31, 1999....     $     --        $      --
   Additional paid in capital...................................................        3,777            3,776
   Retained earnings - substantially restricted.................................        4,073            4,108
   Unearned ESOP shares.........................................................         (208)            (208)
   Shares acquired for Stock Incentive Plan.....................................         (201)            (217)
   Treasury stock 140,649 shares at September 30, 2000 and December 31, 1999....       (2,567)          (2,567)
   Unrealized loss on available for sale securities, net of taxes...............         (168)            (112)
                                                                                     --------        ---------
                  Total stockholders' equity....................................        4,705            4,780
                                                                                     --------        ---------
   Total liabilities and stockholders' equity...................................     $ 70,945        $  75,984
                                                                                     ========        =========


                               LENOX BANCORP, INC.
                        CONSOLIDATED STATEMENT OF INCOME

                                                                   THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                        JUNE 30,                 SEPTEMBER 30,
                                                                 -----------------------    -----------------------
                                                                     2000         1999         2000          1999
                                                                 ----------    ---------    ---------    ----------
                                                                                    (UNAUDITED)
                                                                    (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
INTEREST INCOME AND DIVIDEND INCOME:
     Loans......................................................   $1,196       $1,030       $3,564        $2,655
     Mortgage-backed securities.................................       10           12           28            34
     Collateralized mortgage obligations........................       77           83          219           249
     Investments and interest bearing deposits..................       46           47          140           161
     FHLB stock dividends.......................................       32           24           90            54
                                                                 ---------    ---------    ---------     ---------
         Total..................................................    1,361        1,196        4,041         3,153

INTEREST EXPENSE:
     Deposits...................................................      461          442        1,370         1,261
     Borrowed money.............................................      529          368        1,496           805
                                                                 --------     --------      -------      --------
         Total..................................................      990          810        2,866         2,066

     Net interest income before provision for loan losses.......      371          386        1,175         1,087
Provision for loan losses.......................................        9           10           41            28
                                                                 --------    ---------    ---------     ---------
     Net interest income after provision for loan losses........      362          376        1,134         1,059

OTHER INCOME:
     Service fee income.........................................       38           42          116           102
     Loss on sale of assets.....................................       --          (18)          --            --
       Gain on sale of loans and investments....................      (12)          32           11            79
     Mortgage corporation operations............................       30           --          155             5
                                                                 --------    ---------     --------    ----------
         Total..................................................       56           56          282           186

GENERAL AND ADMINISTRATIVE EXPENSES:
     Compensation and employee benefits.........................      216          170          651           497
     Occupancy and equipment....................................       59          187          169           295
     Federal insurance premiums.................................        5            5            9            15
     Franchise taxes............................................       14           17           43            62
     Other expenses.............................................      183          162          589           447
                                                                 --------     --------     --------      --------
         Total..................................................      477          541        1,461         1,316

     Loss before credit for income taxes........................      (59)        (109)         (45)          (71)
Credit for income taxes.........................................      (17)         (35)         (10)          (18)
                                                                     ----         ----         ----          ----
     Net loss...................................................     $(42)        $(74)        $(35)         $(53)
                                                                     ====         ====         ====          ====

Basic loss per share............................................   $(0.15)      $(0.30)      $(0.10)       $(0.17)
                                                                   ======       ======       ======        ======
Diluted loss per share..........................................   $(0.15)      $(0.30)      $(0.10)       $(0.17)
                                                                   ======       ======       ======        ======


                               LENOX BANCORP, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                                    FOR THE NINE MONTHS ENDED
                                                                                          SEPTEMBER 30,
                                                                                ----------------------------------
                                                                                     2000               1999
                                                                                --------------     ---------------
                                                                                           (UNAUDITED)
                                                                                      (DOLLARS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss...............................................................     $      (35)        $       (53)
   Adjustments to reconcile net income to net cash provided (used)
     by operating activities:
     Depreciation and amortization........................................             55                 222
     Provision for losses on loans........................................             41                  28
     Amortization of deferred loan (fees) costs...........................             47                  (9)
     Deferred loan origination fees (costs)...............................            (39)                (79)
     FHLB stock dividends.................................................            (90)                (54)
     Loss on sale of investments..........................................             --                  (5)
     Loss on sale of loans................................................           (111)                (80)
     Amortization of stock incentive plan award...........................             15                  19
     ESOP expense, net of tax benefit.....................................             --                  50
     Effect of change in operating assets and liabilities:
       Accrued interest receivable........................................            (57)               (110)
       Prepaid expenses...................................................           (300)               (165)
       Prepaid federal income tax.........................................             35                  --
       Advances by borrowers for taxes and insurance......................           (121)                 12
       Accrued expenses...................................................            426                  33
       Accrued federal income taxes.......................................             --                 (68)
       Deferred federal income taxes......................................             --                 (41)
                                                                                  -------              -------
         Net cash provided (used) by operating activities.................           (134)               (300)
CASH FLOWS FROM INVESTING ACTIVITIES:
   Property and equipment additions.......................................           (955)                (66)
   Repayments of mortgage-backed securities...............................             67                 160
   Purchase of certificates of deposits...................................             (4)                 (8)
   Maturity of certificate of deposits....................................            100                  --
   Net change in loans....................................................          6,578             (27,463)
    Proceeds from sale of investments.....................................             --               2,348
   Proceeds from sale of mortgage loans...................................             --               5,997
   Purchase of FHLB stock.................................................            (59)               (567)
   Maturity of investments - held-to-maturity.............................             --               1,337
   Maturity of investments - available-for-sale...........................             --                 867
                                                                                  -------             -------
     Net cash provided (used) by investing activities.....................          5,727             (17,395)
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase (decrease) in deposits....................................         (2,323)              6,200
   Borrowings from FHLB...................................................         14,950              21,000
   Repayments of FHLB advances............................................        (17,843)             (8,387)
   Purchase of Treasury Stock.............................................             --              (2,223)
   Reissue Treasury Stock.................................................             --                   4
   Dividends paid.........................................................             --                 (49)
                                                                                  -------             -------
     Net cash provided (used) by financing activities.....................         (5,216)             16,545
                                                                                  -------             -------
Increase (decrease) in cash and cash equivalents..........................            377              (1,150)
                                                                                  -------             -------
Cash and cash equivalents at beginning of period..........................            738               2,350
                                                                                  -------             -------
Cash and cash equivalents at end of period................................        $ 1,115             $ 1,200
                                                                                  =======             =======
SUPPLEMENTAL DISCLOSURE:
   Cash paid for:
     Interest expense.....................................................         $2,868              $2,026
     Income taxes.........................................................             --                  51


                               LENOX BANCORP, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                FOR NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

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

      The consolidated balance sheet as of September 30, 2000 and the related consolidated statement of income, cash flows and changes in stockholders' equity for the three and nine months ending September 30, 2000 and 1999 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted of normal recurring items. Interim results are not necessarily indicated of results for a full year.

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

3.    Earnings Per Share
      ------------------

      The Company reported a net loss for the three months ended September 30, 2000 of $0.15 per share, or $42,000, on an average of 285,028 shares, compared to a loss for the quarter ending September 30, 1999 of $35,000, or $0.30, per share on an average of 285,028 shares. The

Company reported a loss for the nine months ending September 30, 2000 of $35,000, or $0.10 per share, on an average of 285,028 shares compared to $53,000, or $0.17 per share, on an average of 285,028 shares for the nine months ended September 30, 1999. At present, there is no difference between the average shares outstanding for the computation of basic and dilutive earnings per share as options have a dilutive effect only when the average market price of the common stock exceeds the exercise price of the options.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
            OPERATION

      The following analysis discusses changes in the financial condition and results of operations at and for the nine months ended September 30, 2000, and should be read in conjunction with the Bank's Consolidated Financial Statements and the notes thereto, appearing in Part I, Item 1 of this document.

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

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2000 AND DECEMBER 31, 1999

      ASSETS. Total assets decreased by $5.0 million or 6.6% to $70.9 million at September 30, 2000, from $76.0 million at December 31, 1999. This decrease was due to a $6.5 million, or 10.02% decrease in loans receivable from $65.0 million at December 31, 1999, to $58.5 million at September 30, 2000. This decrease in loans was due predominately to a sale of loans approximating $5.0 million on August 31, 2000 and the remainder of the decrease has been determined to a general reduction in loan demand driven by higher market interest rates. The decrease in loans just mentioned was partially offset by an increase in property and equipment of $906,000 or 227.1% due to new corporate facilities. Prepaid expenses and other assets also increased $300,000 or 138.2% from $217,000 at December 31, 1999, to $517,000 at September 30, 2000, resulting from an increase in prepaid and other assets which include mortgage loan servicing rights. Cash and due from banks increased $377,000 to $1.1 million at September 30, 2000 from $738,000 at December 31, 1999 as funds from the sale of loans were held in interest bearing accounts.

      LIABILITIES. Total liabilities decreased by $5.0 million or 6.97% from $71.2 million at December 31, 1999, to $66.2 million at September 30, 2000, primarily due to an decrease in Federal Home Loan Bank ("FHLB") overnight variable rate advances of $2.9 million or 9.29% from $31.1 million at December 31, 1999, to $28.2 million at September 30, 2000 and a decrease in deposits by $2.3 million or 5.89% from $39.4 million at December 31, 1999, to $37.1 million at September 30, 2000. The decrease in the FHLB advances was due to using the proceeds from the sale of loans to pay down the level of advances. The decrease in deposits was primarily due to a $4.9 million decrease in certificates of deposits, money market and NOW accounts to $29.4 million at September 30, 2000, from $34.7 million at December 31, 1999. This decrease was due to customers utilizing other investment vehicles with other institutions with higher rates as the bank has been focusing on other lower cost funding sources. Savings, club and other accounts increased $2.6 million or 50.3% to $7.7 million at September 30, 2000, from $5.1 million at December 31, 1999, due primarily to a savings plan the bank offers with very competitive interest rates.

      STOCKHOLDERS' EQUITY. Stockholders' equity decreased by $75,000 or 1.6% from $4.8 million at December 31, 1999, to $4.7 million at September 30, 2000. Retained earnings decreased $35,000 due to the net loss incurred during the period while the unrealized loss on available for sale securities increased by $56,000.

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

      The primary investment activity of the Company for the nine months ended September 30, 2000 was the origination of mortgage and consumer loans. The most significant sources of funds for the nine months ended September 30, 2000 was the repayment and sales of mortgage loans, deposit inflows and advances from the Federal Home Loan Bank.

      The Bank is required to maintain a minimum level of liquidity (net cash, short term and marketable assets divided by total withdrawable deposits and short term liabilities), as defined by the Federal Deposit Insurance Corporation (the "FDIC"). The Bank's liquidity at September 30, 2000 was 1.95%. The Bank's most liquid assets are cash, federal funds sold, and marketable securities. The levels of the Bank's liquid assets are dependent on the Bank's operation, financing, lending and investing activities during any given period. At September 30, 2000 assets qualifying for short term liquidity, including cash and short term investment, totaled $4.0 million and during the same period of time the amounts of certificates of deposit scheduled to mature in one year or less totals $16.1 million. Based upon the Bank's historical experience with deposit retention, management believes that, although it is not possible to predict future terms and conditions upon renewal, the bank will be able to retain most of these deposits as they mature in the next year.

      At September 30, 2000, the Bank's capital exceeded all the capital requirements of the FDIC. The Bank's Tier 1 leverage and total capital to risk-weighted capital ratios were 12.29% and 12.60%, respectively.

      Comprehensive loss for the nine months ended September 30, 2000 was $91,000 and $130,000, respectively. The difference between net income and comprehensive income consists solely of the effect of unrealized gain and losses, net of taxes, on available for sale securities.

COMPARISON OF RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

      GENERAL. The Company reported a net loss of $35,000 for the nine months ending September 30, 2000, which represents a $18,000 increase from the $53,000 of net loss reported for the nine months ended September 30, 1999. The reduction in net loss for this period compared to the previous period was due to increased interest earned from the loan portfolio and higher income from the mortgage corporation operations, offset by higher interest and non-interest expenses, primarily due to higher market interest rates and more reliance on FHLB advances.

      INTEREST AND DIVIDEND INCOME. Interest and dividend income for the nine months ended September 30, 2000, was $4.0 million compared to $3.2 million for the nine months ended September 30, 1999, an increase of $888,000 or 28.2%. The primary reason for the increase was a $909,000 or 34.2 % increase in interest earned on loans receivable to $3.6 million for the nine months ended September 30, 2000, from $2.7 million for the nine months ended September 30, 1999, due to a $13.4 million increase in the average mortgage loans receivable outstanding period to period and an increase in the yield from 7.24% for the period ending September 30, 1999, to 7.63% for the period ending September 30, 2000. This increase was due to a combination of the sale of lower yielding mortgage loans and increasing market interest rates. Other interest and dividend income did not change materially from the prior nine month period.

      INTEREST EXPENSE. Interest expense for the nine months ended September 30, 2000, was $2.9 million compared to $2.1 million for the nine months ended September 30, 1999, an increase of $800,000 or 38.7% primarily due to a $12.8 million increase in the average balances of interest-bearing liabilities outstanding period to period. The Bank utilized FHLB advances to fund the asset growth as the average balance on FHLB advances increased to $31.2 million for the period ended September 30, 2000 from $19.3 million for the period ended September 30, 1999, due to higher market interest rates. The Bank also experienced an increase in the yield on the FHLB advance of 58 basis points due the increases in market interest rates and the banks' use of short term Federal Home Loan Bank advance programs. The average balance on deposits decreased by $964,000, which was offset by an increase in the yield on deposits from 4.59% for the period ending September 30, 1999 to 4.86% for the period ending September 30, 2000.

      NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES. Net interest income after provision for loan losses increased $75,000 or 7.08% for the nine months ended September 30, 2000, to $1.13 million from $1.06 million for the nine months ended September 30, 1999. Such increase was offset by an increase of $13,000 in the provision for loan losses for the nine months ending September 30, 2000 as compared to the prior period, due to an increase in the loan portfolio and the inherent risk in lending. The Banks' total loan loss allowance was $118,000 at September 30, 2000, which represented 0.20% of total loans outstanding and 32.78% of nonperforming loans compared to an allowance of $84,000 at September 30, 1999, which represented 0.14% of total loans and 155.56% of nonperforming loans.

      OTHER INCOME. Other income increased $96,000 or 51.6% for the nine months ending September 30, 2000, to $282,000 from $186,000 for September 30, 1999. This increase was due to the loan sales and fees received by the Mortgage Corporation, which was fully operational during the three quarters of 2000. The Mortgage Corporation originates loans to be sold to third parties and to the Bank.

      GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the nine months ended September 30, 2000, were $1.5 million compared to $1.3 million for the nine months ended September 30, 1999, an increase of $145,000 or 11.0%. The increase in general and administrative expenses was comprised of an increase of $154,000 in compensation and benefits and an increase of $142,000 in other expenses, offset by a decrease in occupancy and equipment of $126,000. The increase in compensation and benefits was due predominately to the additional expenses relating to the Mortgage Corporation. The increase in other expenses relate to additional expenses relating to the Mortgage Corporation and higher professional fees to respond to regulatory and shareholder issues. The decrease in Occupancy and equipment reflects the additional charges incurred in 1999 to write off leasehold improvements associated with the former main office of the company.

      INCOME TAXES. Income tax credits for the nine months ended September 30, 2000, decreased $8,000 to $10,000 from $18,000 for the three months ending September 30, 1999, because of the decrease in pretax loss. Net loss before tax credits was $59,000 for the three months ended September 30, 2000, compared to $109,000 for the same period ending September 30, 1999.

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

SUPERVISORY AGREEMENT

      On August 2, 2000, the Company entered into a Supervisory Agreement with the Office of Thrift Supervision (the "OTS") that requires, among other things, the Company to obtain the OTS' prior approval before entering into contracts for goods and services in excess of $5,000 or making any payments for goods and services in excess of $2,000 per month. The Company is also restricted in its ability to borrow money and may not make any changes to its directorate or executive officer staff unless prior notice has been given to the OTS. The Bank entered into a Memorandum of Understanding between it, the FDIC and the Superintendent of Financial Institutions, State of Ohio on February 9, 2000, which is described in more detail in the Company's Form 10-KSB, Commission File No. 0-28162, filed with the Securities and Exchange Commission on March 29, 2000.

                           PART II. OTHER INFORMATION

Item 1.     Legal Proceedings.
            -----------------

            On June 9, 2000, four stockholders of the Company, including two members of the Board of Directors and two additional individuals, filed a complaint for declaratory judgment and preliminary and permanent injunctive relief against the Company and each of the other three directors individually in the Court of Common Pleas in Hamilton, Ohio. The plaintiffs allege that four of the plaintiffs were duly elected to the Board of Directors at the 2000 Annual Meeting of Stockholders. The plaintiffs seek a declaratory judgment that such individuals were properly elected and are members of the Board of Directors and are further attempting to enjoin the Lenox Board of Directors from taking or approving any action without the participation of such individuals. The Company in its answer to the complaint has denied the allegations that any board members were up for election and does not recognize the validity or legal effect of the nominations of the plaintiffs for director or their election.

Item 2.     Changes in Securities and Use of Proceeds.
            -----------------------------------------

            None.

Item 3.     Defaults Upon Senior Securities.
            -------------------------------

            None.

Item 4.     Submission of Matters to a Vote of Security Holders.
            ----------------------------------------------------

            None.

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


                               LENOX BANCORP, INC.


Dated: November 13, 2000       By:  /s/ Virginia M. Heitzman
                                    --------------------------------------------
                                    Virginia M. Heitzman
                                    President and Chief Executive Officer
                                    (principal executive officer)


Dated: November 13, 2000       By:  /s/ David K. Brown
                                    --------------------------------------------
                                    David K. Brown
                                    Chief Financial Officer and Treasurer
                                    (principal financial and accounting officer)