Form 10KSB
period 2000-12-31
LENOX BANCORP INC
filed 2001-03-30
CIK 1000050

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB

[X] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2000

OR

[  ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

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

      Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X      No___.

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [  ]

      The issuer’s revenues for its most recent fiscal year were: $5,643,000.

      The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, as of March 21, 2001 was approximately $2.0 million (227,524 shares at $8.895 per share). Solely for purpose of this calculation, it is assumed that directors and officers are not affiliates of the Registrant.

      As of March 21, 2001, the issuer has 285,028 shares outstanding.

PART I

Item 1. Description of Business.

General

      Lenox Bancorp, Inc. (the “Company”) was incorporated under Ohio law on July 24, 1995. On July 17, 1996, the Company acquired Lenox Savings Bank (the “Bank” or “Lenox”). The Company is a savings and loan holding company and is subject to regulation by the Office of Thrift Supervision (the “OTS”), the Federal Deposit Insurance Corporation (the “FDIC”) and the Securities and Exchange Commission (the “SEC”). Currently, the Company does not transact any material business other than through the Bank.

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

      The Bank is primarily engaged in attracting deposits from the general public in its primary market area and investing such deposits and other available funds in mortgage loans secured by one- to four-family residences. To a lesser extent, the Bank also invests in consumer, multi-family and construction loans. Due to the close ties that have existed between the Bank and Procter & Gamble, the Bank continues to have a high concentration of borrowers and depositors who are Procter & Gamble employees. During the fourth quarter of 1998, the Bank began using third party originators to develop multi-family lending and to increase its loan production. The Bank also opened a branch office in Hyde Park in October 1997, which has facilitated the Bank’s ability to attract new deposits and loan customers. In times of low mortgage demand, the Bank has sought to invest available funds in short-term investment securities including U.S. Government and Agency securities, and most recently, through the purchase of collaterialized mortgage obligations (“CMOs”).

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

      The Bank faces significant competition both in making loans and in attracting deposits. The Bank’s competitors are the financial institutions operating in its primary market area, many of which are significantly larger and have greater financial resources than the Bank. The Bank’s competition for loans comes principally from commercial banks, savings and loan associations, mortgage banking companies, credit unions and insurance companies. Its most direct competition for deposits has historically come from savings and loan associations and commercial banks. In addition, the Bank faces increasing competition for deposits from non-bank institutions such as brokerage firms and insurance companies in such areas as short-term money market funds, corporate and government securities funds, mutual funds and annuities. Competition may also increase as a result of the lifting of restrictions on the interstate operations of financial institutions. Additionally, the Bank expects competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Technological advances, for example, have lowered barriers to market entry, allowed banks to expand their geographic reach by providing services over the Internet and made it possible for non-depositing institutions to offer products and services that traditionally have been provided by banks. The Gramm-Leach-Bliley Act, which permits affiliation among banks, securities firms and insurance companies, also will change the competitive environment in which the Bank conducts business.

Lending Activities

      Loan Portfolio Composition. The types of loans that the Bank may originate are subject to federal and state law and regulations. Interest rates charged by the Bank on loans are affected by the demand for such loans and the supply of money available for lending purposes and the rates offered by competitors. These factors are, in turn, affected by, among other things, economic conditions, monetary policies of the federal government, including the Federal Reserve Board and legislative tax policies.

      The following table sets forth the composition of the Bank’s loan portfolio in dollar amounts and in percentages of the respective portfolios at the dates indicated.

		At December 31,

	2000		1999

		Percent		Percent
	Amount	of Total	Amount	of Total

		(Dollars in thousands)
Real estate loans:

One- to four-family(1)	$49,444	85.30%	$55,456	85.26%

Multi-family	5,892	10.17	6,325	9.72

Commercial real estate	249	0.43	—	—

Construction	819	1.41	2,114	3.25

Total real estate loans	56,404	97.31	63,895	98.23

Other loans:

Consumer loans(2)	1,836	3.17	1,989	3.06

Total loans	58,240	100.48	65,884	101.29

Less:

Deferred loan fees/(costs)	(93)	(0.16)	(115)	(0.18)

Loans in process	245	4.22	864	1.33

Allowance for loan losses	126	2.17	90	0.14

Total reductions	278	0.48	839	1.29

Total loans receivable, net	$57,962	100.00%	$65,045	100.00%

(1)	Includes second mortgage loans and home equity lines of credit on residential one- to four-family properties.

(2)	Includes loans secured by automobiles, boats, common stock, savings accounts and unsecured loans.

      Loan Maturity. The following table shows the maturity of the Bank’s loans at December 31, 2000. The table does not include principal repayments. Principal repayments totaled $7.4 million and $9.8 million for the years ended December 31, 2000 and 1999, respectively. At December 31, 2000, the Bank held $3.7 million of loans available for sale recorded at the lower of cost or market. The table does not include the effect of future loan prepayment activity. While the Bank cannot project future loan prepayment activity, the Bank anticipates that in periods of stable or rising interest rates, prepayment activity would be lower than prepayment activity experienced in periods of declining interest rates.

			At December 31, 2000

	One- to		Commercial
	Four-	Multi-	Real		Total Loans
	Family(1)	Family	Estate	Consumer(2)	Receivable

			(In thousands)
Amounts due:

One year or less	$912	$—	$—	$657	$1,569

More than one year to five years	3,514	—	—	1,179	4,693

More than five years	45,836	5,893	249	—	51,729

Total amount due	$50,262	$5,893	$249	$1,836	$58,240

Less:

Undisbursed loan funds					245

Deferred loan costs, net					(93)

Allowance for loan losses					126

Total loans, net					$57,962

(1)	Includes second mortgage loans on residential one- to four-family properties and construction loans originated to fund the construction of residential one- to four-family mortgage loans and home equity loans.
(2)	Includes loans secured by automobiles, boats, common stock, savings accounts and unsecured loans.

      The following table sets forth the dollar amount of gross loans receivable, contractually due after December 31, 2001 and whether such loans have fixed interest rates or adjustable interest rates.

	Due After December 31, 2001

	Fixed	Adjustable	Total

	(In thousands)
One- to four-family	$14,749	$34,601	$49,350

Multi-family	—	5,893	5,893

Commercial real estate	—	249	249

Consumer	1,056	123	1,179

Total loans	$15,805	$40,866	$56,671

      Loan Originations. The following table sets forth the Bank’s loan originations, purchases, sales and principal repayment information for the periods indicated:

	For the Year Ended
	December 31,

	2000	1999

	(In thousands)
Loans receivable, beginning of period	$65,135	$38,462

Loans originated: (1)

One- to four-family(2)	14,261	33,294

Multi-family	938	4,377

Commercial real estate	250	—

Consumer(3)	1,085	1,220

Loans purchased:

One- to four-family	—	831

Multi-family	—	1,600

Loans sold:

One- to four-family	(13,798)	(4,805)

Multi-family	—	(300)

Principal repayments	(9,761)	(9,676)

Other changes, net	(22)	132

Increase (decrease) in loans receivable	(7,047)	26,673

Loans receivable, end of period	$58,088	$65,135

(1)	Includes loans originated through brokers and Lenox Mortgage Corp.

(2)	Includes second mortgage loans and construction loans on residential one- to four- family properties.

(3)	Includes loans secured by automobiles, boats, common stock, savings accounts and unsecured loans.

      One- to Four-Family Residential Mortgage Lending. The Bank offers both fixed-rate and adjustable-rate mortgage loans secured by one- to four-family residences, primarily owner-occupied, located in the Bank’s primary market area, with maturities up to thirty years. Substantially all of such loans are secured by property located in Hamilton County, Ohio.

      At December 31, 2000, $49.4 million or 85.3% of the Bank’s total loan portfolio were one- to four-family residential mortgage loans. Of the one- to four-family residential mortgage loans outstanding at that date, 30.0% were fixed-rate loans, and 70.0% were adjustable-rate mortgage (“ARM”) loans. Currently, the interest rate for the Bank’s ARM loans are tied to the one and three year Constant Maturity Index (“CMI”). However, in the past, the Bank’s index was based upon the monthly national median cost of funds as reported by the OTS, which lags behind CMI and the one year U.S. Treasury index and which results in those loans repricing at interest rates that may be higher or lower than the prevailing market rates. Approximately $2.9 million of the Bank’s ARM loans, or 8.4% of the Bank’s total ARM loans, are based on that index, which adversely affects the Bank’s results of operations in an increasing rate environment because loans may be repricing at a rate that is slower than the Bank’s cost of funds. The Bank does not intend to offer one- to four-family ARM loans based on a lagging index in the future and has standardized the margin it uses, which is currently at least 2.75%. The Bank currently offers a number of adjustable-rate mortgage loan programs with interest rates which adjust either annually or every three-year period. Such interest rate adjustments are limited to a 2% annually and 5% or 6% over the life of the loan for the Bank’s 15-year ARMs and 30-year ARMs, respectively. The Bank also offers mortgage loans with balloon features. In general, these loans may be refinanced on the balloon date if the customer completes a new loan application and meets all of the underwriting criteria required of new customers. The Bank currently has no mortgage loans that are subject to negative amortization.

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

      The Bank also offers second mortgage loans based upon the one-year CMI. The second mortgage loans are originated as fixed rate loans for the first five years and thereafter adjust on an annual basis. At December 31, 2000, the Bank had second mortgage loans totaling $1.5 million.

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

      Multi-family and Construction Lending. The Bank originates a limited amount of multi-family loan and construction loans. The Bank originates multi-family loans secured by five or more unit real estate. The Bank also may purchase multi-family loans from third-parties from time to time. Multi-family loans bear greater risk than one- to four- family loans because the ability of the borrower to pay frequently depends on the cash flow earned from use of the property. However, such loans generally carry higher interest rates, which generate greater income for the Bank. At December 31, 2000, the Bank’s largest multi-family loan was $750,400. All multi-family loans were performing in accordance with their respective terms as of December 31, 2000. Construction loans are originated for the construction of residential one- to four- family homes. The Bank approves the borrowers for the end loan financing on all construction loans it originates.

      Loan Approval Procedures and Authority. The Board of Directors authorizes the lending activity of the Bank, establishes the lending policies of the Bank and reviews properties offered as security. Consumer loans conforming to the Bank’s loan policy may be approved by the President or the Vice President - Operations. Real estate loans in amounts up to $240,000 may be approved by either the President or the Vice President - Operations. Loans for between $240,000 and less than $500,000 may be approved by two of the Bank’s executive officers. Loans over $500,000 must be approved by the Board of Directors.

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

      Delinquencies and Classified Assets. Management and the Board of Directors perform a monthly review of all delinquent loans. The procedures taken by the Bank with respect to delinquencies vary depending on the nature of the loan and period of delinquency. The Bank generally requires that delinquent mortgage loans be reviewed and that a written late charge notice be mailed no later than the 15th day of delinquency. The Bank’s policies provide that telephone contact will be attempted to ascertain the reasons for delinquency and the prospects of repayment. When contact is made with the borrower at any time prior to foreclosure, the Bank will attempt to obtain full payment or work out a repayment schedule with the borrower to avoid foreclosure. It is the Bank’s policy to place all loans that are delinquent by three or more payments on non-accrual status, resulting in the Bank no longer accruing interest on such loans and reversing any interest previously accrued but not collected. A non-accrual loan may be restored to accrual status when delinquent principal and interest payments are brought current and future monthly principal and interest payments are expected to be collected. Property acquired by the Bank as a result of foreclosure on a mortgage loan is classified as “real estate owned” and is recorded at the lower of the unpaid principal balance or fair value less costs to sell at the date of acquisition and thereafter. Upon foreclosure, the Bank generally require an appraisal of the property and, thereafter, appraisals of the property on an annual basis and external inspections on at least a quarterly basis.

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

      The FDIC, in conjunction with the other federal banking agencies, has adopted an interagency policy statement on the allowance for loan and lease losses. The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate allowances and guidance for banking agency examiners to use in determining the adequacy of general valuation guidelines. Generally, the policy statement recommends that institutions have effective systems and controls to identify, monitor and address asset quality problems; that management analyze all significant factors that affect the collectibility of the portfolio in a reasonable manner; and that management establish acceptable allowance evaluation processes that meet the objectives set forth in the policy statement. As a result of the declines in local and regional real estate market values and the significant losses experienced by many financial institutions, there has been a greater level of scrutiny by regulatory authorities of the loan portfolios of financial institutions undertaken as part of the examination of institutions by the FDIC. While the Bank believes that it has established an adequate allowance for loan losses, there can be no assurance that regulators, in reviewing the Bank’s loan portfolio, will not request the Bank to materially increase at that time its allowance for loan losses, thereby negatively affecting the Bank’s financial condition and earnings at that time. Although management believes that adequate specific and general loan loss allowances have been established, actual losses are dependent upon future events and, as such, further additions to the level of specific and general loan loss allowances may become necessary.

      The President of the Bank reviews the Bank’s loans on a monthly basis and classifies loans on a quarterly basis and reports the results of her review to the Board of Directors. The Bank classifies loans in accordance with the management guidelines described above. At December 31, 2000, the Bank had the following classified assets:

	Substandard		Doubtful		Loss		Special Mention

	Number	Principal	Number	Principal	Number	Principal	Number	Principal
	of Loans	Balance	of Loans	Balance	of Loans	Balance	of Loans	Balance

			(Dollars in thousands)
One- to four-family	3	$146	—	$—	—	$—	2	$179

Consumer	—	—	2	6	3	8	6	257

Total	3	$146	2	$6	3	$8	8	$436

      The following table sets forth delinquencies in the Bank’s loan portfolio as of the dates indicated:

		At December 31, 2000

	60-89 Days		90 Days or More

		Principal		Principal
	Number	Balance	Number	Balance
	of Loans	of Loans	of Loans	of Loans

		(Dollars in thousands)
One- to four-family	3	$138	3	$182

Consumer	4	32	7	267

Total	7	$170	10	$449

Delinquent loans to total gross loans		0.29%		0.77%

		At December 31, 1999

	60-89 Days		90 Days or More

		Principal		Principal
	Number	Balance	Number	Balance
	of Loans	of Loans	of Loans	of Loans

One- to four-family	3	$213	1	$51

Consumer	3	6	1	1

Total	6	$219	2	$52

Delinquent loans to total gross loans		0.33%		0.08%

      Non-Accrual and Past-Due Loans. The following table sets forth information regarding loans contractually past due 90 days or more. At such date, there were no accruing loans past due 90 days or more. If all non-accrual loans had been performing in accordance with their original term and had been outstanding from the earlier of the beginning of the period or origination, the Bank would have additional interest income of $15,939, for the year ended December 31, 2000, none of which was included in net income for the period. The Bank had no troubled debt restructurings within the meaning of SFAS No. 15 at any of the dates indicated.

      At December 31, 2000, the Bank had no real estate owned (“REO”). For a description of how the Bank would treat REO, see the Financial Statements and Notes thereto appearing elsewhere in this Form 10-KSB.

	At December 31,

	2000	1999

	(Dollars in thousands)
Non-accrual one- to four-family loans delinquent 90 days or more	$182	$51

Non-accrual consumer loans delinquent 90 days or more	17	1

Total non-performing loans	199	52

Total investment in REO	—	—

Total non-performing assets	$199	$52

Non-performing loans to total loans	0.34%	0.08%

Non-performing assets to total assets	0.28%	0.07%

      Allowance for Loan Losses. The allowance for loan losses is increased by changing provisions for loan losses against income based on management’s evaluation of the risks inherent in its loan portfolio and the general economy. The allowance for loan losses is maintained at an amount management considers adequate to cover estimated losses in loans receivable. While management believes the Bank’s allowance for loan losses is sufficient to cover losses inherent in its loan portfolio at this time, no assurances can be given that the Bank’s level of allowance for loan losses will be sufficient to cover future loan losses incurred by the Bank or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for loan losses. The allowance is based upon a number of factors, including asset classifications, economic trends, industry experience and trends, industry and geographic concentrations, estimated collateral values, management’s assessment of the credit risk inherent in the portfolio, historical loan loss experience and the Bank’s underwriting policies. The Bank will continue to monitor and modify its allowances for loan losses as conditions dictate. Various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s valuation allowance. These agencies may require the Bank to establish additional valuation allowances, based on their judgments of the information available at the time of the examination.

      The following table sets forth activity in the Bank’s allowance for loan losses for the periods indicated:

	At or For the Year
	Ended December 31,

	2000	1999

	(Dollars in thousands)
Allowance for loan losses:

Balance at beginning of period	$90	$66

Provision for loan losses	59	40

Charge-offs:

Consumer	31	22

Total charge-offs	31	22

Recoveries:

Consumer	8	6

Total recoveries	8	6

Net charge-offs	23	18

Balance at end of period	$126	$90

Ratio of net loan charge-offs during the period to average loans outstanding during period	0.04%	0.03%

Ratio of allowance for loan losses to gross loans at end of period	0.22	0.14

Ratio of allowance for loan losses to non-performing loans at end of period	63.32	173.08

      The following table set forth the Bank’s allocation of allowance for loan losses by loan category, the percent of the allocated allowance to the total allowance and the percent of each specific loan category to total loans. The portion of the allowance for loan losses allocated to each loan category does not represent the total available for future losses which may occur within the loan category since the total allowance for loan losses is a valuation reserve applicable to the entire loan portfolio.

	At December 31,

	2000			1999

		Percent of	Percent of		Percent of	Percent of
		Allowance	Loans in		Allowance	Loans in
		to Total	Each Category to		to Total	Each Category to
	Amount	Allowance	Total Loans	Amount	Allowance	Total Loans

	(Dollars in thousands)

One- to four-family	$97	76.98%	96.88%	$54	60.00%	96.98%

Consumer	29	23.02	3.12	36	40.00	3.02

Total allowance for loan losses	$126	100.00%	100.00%	$90	100.00%	100.00%

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

      At December 31, 2000, $7.3 million of investment and mortgage-backed securities were classified as available for sale. Included in this total, at December 31, 2000, the Bank had $2.7 million in U.S. Government and agencies securities, $509,000 in mortgage-backed securities and $4.1 million in CMOs. A CMO is a special type of pass-through debt in which the stream of principal and interest payments on the underlying mortgages or mortgage-backed securities is used to create classes with different maturities, and, in some cases, amortization schedules, as well as a residual interest, with each class possessing different characteristics. Investments in mortgage-backed securities carry a reduced credit risk as compared to whole loans; however, such securities involve a risk that actual prepayments will exceed prepayments estimated over the life of the security which may result in a loss of any premium paid for such instruments thereby reducing the net yield on such securities. In addition, if interest rates increase, the market value of such securities may be adversely affected which, in turn, would adversely affect stockholders’ equity to the extent such securities are held for sale. In contrast to mortgage-backed securities in which cash flow is received (and, hence prepayment risk is shared) pro rata by all holders, the cash flows from the mortgages or mortgage-backed securities underlying CMOs are segmented and paid in accordance with a predetermined priority to investors holding various tranches of such securities or obligations. A particular tranche may therefore carry prepayment risk that differs from that of both the underlying collateral or other tranches.

      The following table sets forth certain information regarding the carrying and market values of the Bank’s federal funds sold and other short-term investments and investment securities at the dates indicated:

	At December 31,

	2000		1999

	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

		(In thousands)
Certificates of deposit(1)	$98	$98	$193	$193

Other interest-earning deposits	1,856	1,856	132	132

Investment securities:

FHLB stock	1,765	1,765	1,583	1,583

U. S. government obligations	2,700	2,661	2,702	2,535

Mortgage-backed securities(2)	4,671	4,559	4,761	4,759

Total	$11,090	$10,939	$9,371	$9,202

(1)	Includes certificates of deposit with original maturities of greater than 90 days.

(2)	Includes mortgage-backed securities and collateralized mortgage obligations.

      The table below sets forth certain information regarding the carrying value, weighted average yields and contractual maturities of the Bank’s certificates of deposit, other interest-bearing deposits and investment securities as of December 31, 2000.

	At December 31, 2000

			More than One		More than Five
	One Year or Less		Year to Five Years		Years to Ten Years		More than Ten Years		Total

		Weighted		Weighted		Weighted		Weighted		Weighted
	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average
	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield

					(Dollars in thousands)
Certificates of Deposit(1)	$98	6.08%	$—	—%	$—	—%	$—	—%	$98	6.08%

Other interest-bearing deposits	1,856	5.80	—	—	—	—	—	—	1,856	5.80

Investment securities:

U.S. government obligations	—	—	1,201	6.02	493	6.65	967	6.52	2,661	6.30

FHLB stock	—	—	—	—	—	—	1,765	7.50	1,765	7.50

Mortgage-backed securities(2)	—	—	—	—	164	8.20	4,395	7.48	4,559	7.51

Total	$1,954	5.81%	$1,201	6.02%	$657	6.96%	$7,127	7.35%	$10,939	6.91%

(1)	Includes certificates of deposit with original maturities of greater than 90 days.

(2)	Includes mortgage-backed securities and collateralized mortgage obligations.

Source of Funds

      General. Deposits, loan repayments and prepayments, and cash flows generated from operations are the primary source of the Bank’s funds for use in lending, investing and for other general purposes. The Bank also relies upon advances from the FHLB.

      Deposits. The Bank offers a variety of deposit accounts with a range of interest rates and terms. The Bank’s current deposit products include savings, checking, money market and certificate of deposit accounts ranging in term from ninety days to five years. Included in the Bank’s certificate of deposit accounts are certificates of deposit with balances in excess of $100,000 (jumbo certificates) and Individual Retirement Accounts (“IRAs”).

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

      The following table presents the deposit activity of the Bank for the periods indicated.

	2000	1999

	(In thousands)
Balance beginning of period	$39,436	$33,067

Net increase (decrease) before interest credited	(4,750)	4,638

Interest credited	1,858	1,731

Balance end of period	$36,544	$39,436

      At December 31, 2000, the Bank had $3.7 million in certificate accounts in amounts of $100,000 or more maturing as follows:

		Weighted
Maturity Period	Amount	Rate

	(Dollars in thousands)
Three months or less	$908	6.18%

Over three through six months	351	6.73

Over six through 12 months	850	6.43

Over 12 months	1,616	6.32

Total	$3,725	6.35%

      The following table sets forth the distribution of the Bank’s average deposit accounts for the periods indicated and the weighted average interest rates on each category of deposits presented.

	For the Year Ended December 31,

		2000			1999

		Percent			Percent
		of Total	Weighted		of Total	Weighted
	Average	Average	Average	Average	Average	Average
	Balance	Deposits	Rate	Balance	Deposits	Rate

			(Dollars in thousands)
Statement savings accounts	$6,111	16.21%	3.73%	$5,009	13.29%	2.62%

NOW and Money Market accounts	5,090	13.50	2.14	5,372	14.25	2.36

Total certificate accounts	26,493	70.29	5.81	27,321	72.46	5.39

Total average deposits	$37,694	100.00%	4.93%	$37,702	100.00%	4.59%

      The following table presents, by various rate categories, the amount of certificate accounts outstanding at the dates indicated and the periods to maturity of the certificate accounts outstanding at December 31, 2000 and 1999.

	Period to Maturity from December 31, 2000					At December 31,

	Less than	One to	Two to	Three to	Four to
	One Year	Two years	Three years	Four years	Five years	2000	1999

				(In thousands)
Certificate accounts(1):

4.01 to 5.00%	$199	$1	$47	$—	$—	$247	$5,948

5.01 to 6.00%	6,478	2,236	1,102	708	17	10,541	19,405

6.01 to 7.00%	9,167	1,923	438	1,535	618	13,681	3,720

7.01 to 8.00%	100	—	—	—	34	134	184

Total	$15,944	$4,160	$1,587	$2,243	$669	$24,603	$29,257

(1)	Certificates of deposit include IRA accounts of $7,446 and $8,852 as of December 31, 2000 and 1999, respectively.

Borrowings

      At December 31, 2000, the Bank had $30.7 million in outstanding advances from the FHLB and had no other borrowings. The FHLB advances are used by the Bank to fund assets, including loan originations. The majority of FHLB advances bear fixed rates and have terms of three years or less. The maximum amount that the FHLB will advance to member institutions, including the Bank, fluctuates from time to time in accordance with current regulations. At December 31, 2000, the Bank had a borrowing capacity of $4.2 million from the FHLB. The Bank may obtain additional advances from the FHLB as part of its operating strategy.

      The following table sets forth certain information regarding the Bank’s borrowed funds at or for the periods ended on the dates indicated:

	At or For the Year
	Ended December 31,

	2000	1999

	(Dollars in thousands)
FHLB advances:

Average balance outstanding	$30,675	$22,162

Maximum amount outstanding at any month-end during the period	34,000	31,139

Balance outstanding at end of period	26,864	31,139

Weighted average interest rate during the period	6.32%	5.45%

Weighted average interest rate at end of period	6.26%	5.91%

Personnel

      As of December 31, 2000, the Bank had 18 full-time employees and one part-time employee. The employees are not represented by a collective bargaining unit and the Bank considers its relationship with its employees to be good.

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

      The Gramm-Leach-Bliley Act of 1999 authorized FDIC-regulated banks that are well-capitalized and meet certain other conditions to invest in financial subsidiaries which may engage in a broad array of financial activities as principal authorized for financial holding companies.

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

      The following is a summary of the Bank’s regulatory capital at December 31, 2000:

GAAP Capital to Total Assets	6.7%

Total Capital to Risk-Weighted Assets	12.6%

Tier I Leverage Ratio	6.6%

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

      On February 9, 2000, the Bank entered into a Memorandum of Understanding (the “MOU”) between it, the FDIC, and Superintendent of Financial Institutions, State of Ohio (the “Superintendent”), which requires the Bank to, among other things, formulate a three year strategic plan with specific provisions required in the MOU, review management and adopt a management plan, and increase capital. Other areas that must be addressed under the MOU include the Bank’s earnings, interest rate risk, growth and liquidity. The Bank and its Board are required to work closely with the regulators to carry out the requirements under the MOU. The FDIC and the Superintendent review the Bank’s progress regularly. On February 28, 2001, the Bank was notified by the FDIC and the Superintendent that their compliance with the MOU was inadequate. These regulators indicated that a revised MOU is required and will be issued. Management believes they are providing the necessary information and operating under the provisions of the MOU. The failure of the Bank to comply with all of the provisions of the present or future MOUs could have a material adverse effect upon the Bank and its operations.

      Prompt Corrective Regulatory Action. Federal law requires, among other things, that federal bank regulatory authorities take “prompt corrective action” with respect to banks that do not meet minimum capital requirements. The severity of such action depends on the degree of undercapitalization.

      An institution is deemed to be “undercapitalized” if it has a total risk-based capital ratio of less than 8%, a Tier I risk-based capital ratio of less than 4%, or generally a leverage ratio of less than 4% (3% of less for institutions with the highest examination rating). An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6%, a Tier I risk-based capital ratio of less than 3%, or a leverage ratio of less than 3%. An institution is deemed to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2%.

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

      In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation (“FICO”) to recapitalize the predecessor to the SAIF. During 2000, FICO payments for both SAIF and Bank Insurance Fund (“BIF”) members approximated 2.07 basis points.

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

      The Bank’s authority to extend credit to executive officers, directors and 10% shareholders (“insiders”), as well as entities such persons control, is governed by federal law. Among other things, such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and to not involve more than the normal risk of repayment. There is an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. Federal law places individual and aggregate limits on the amount of loans the Bank may make to insiders based, in part, on the Bank’s capital position and requires certain board approval procedures to be followed loans to executive officers are subject to additional restrictions.

      Enforcement. The FDIC has primary federal enforcement responsibility over the Bank and has the authority to bring actions against the institution and all institution-affiliated parties, including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors to institution of receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or even $1 million per day in especially egregious cases. Federal law also establishes criminal penalties for certain violations.

Federal Home Loan Bank System

      The Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. The Bank, as a member of the Federal Home Loan Bank, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank in an amount at least equal to 1.0% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the Federal Home Loan Bank, whichever is greater. The Bank was in compliance with this requirement with an investment in Federal Home Loan Bank stock at December 31, 2000 of $1.8 million.

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

Federal Reserve System

      The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $42.8 million or less (subject to adjustment by the Federal Reserve Board) the reserve requirement is 3%; and for accounts aggregating greater than $42.8 million, the reserve requirement is $1.284 million plus 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) against that portion of total transaction accounts in excess of $42.8 million. The first $5.5 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The Bank complies with the foregoing requirements.

Holding Company Regulation

      The Company is a nondiversified unitary savings and loan holding company within the meaning of federal law. As a unitary savings and loan holding company, the Company is not restricted by federal law as to the types of business activities in which it may engage, provided that the Bank continues to be a qualified thrift lender. The Gramm-Leach-Bliley Act of 1999 provides that no company may acquire control of a savings association after May 4, 1999 unless it engages only in the financial activities permitted for financial holding companies under the law or for multiple savings and loan holding companies as described below. Further, the Gramm-Leach-Bliley Act specifies that existing savings and loan holding companies may only engage in such activities. The Gramm-Leach-Bliley Act, however, grandfathered the unrestricted authority for activities with respect to unitary savings and loan holding companies existing prior to May 4, 1999, such as the Company, so long as the Bank continues to comply with the qualified thrift lender test, described below. Upon any non-supervisory acquisition by the Company of another savings association as a separate subsidiary, the Company would become a multiple savings and loan holding company and would be subject to extensive limitations on the types of business activities in which it could engage. Federal law limits the activities of a multiple savings and loan holding company and its non-insured institution subsidiaries primarily to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act (“BHC Act”), subject to the prior approval of the OTS, and to other activities authorized by OTS regulation. Multiple savings and loan holding companies are generally prohibited from acquiring or retaining more than 5% of a non-subsidiary holding company, or a non-subsidiary company engaged in activities other than those permitted by federal law.

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

      In order to elect and continue to be regulated as a savings and loan holding company by the OTS (rather than as a bank holding company by the Federal Reserve Board), the Bank must continue to qualify as a qualified thrift lender. To be a qualified thrift lender, a savings institution is required to maintain at least 65% of its “portfolio assets” (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed and related securities) in at least 9 months out of each 12 month period. A holding company of a savings institution that fails the test must either convert to a bank holding company and thereby become subject to the regulation and supervision of the Federal Reserve Board, or operate under certain restrictions. As of December 31, 2000, the Bank maintained in excess of 85% of its portfolio assets in qualified thrift investments and was a qualified thrift lender. Recent legislative amendments have broadened the scope of “qualified thrift investments” that go toward meeting the qualified thrift lender test to fully include credit card loans, student loans and small business loans. A savings association may also satisfy the test by qualifying as a “domestic building and loan association” as defined in the Internal Revenue Code of 1986 (the “Code”).

      On August 2, 2000, the Company entered into a Supervisory Agreement with the Office of Thrift Supervision (the “OTS”) that requires, among other things, the Company to obtain the OTS’ prior approval before entering into contracts for goods and services in excess of $5,000 or making any payments for goods and services in excess of $2,000 per month. The Company is also restricted in its ability to borrow money and may not make any changes to its directorate or executive officer staff unless prior notice has been given to the OTS.

FEDERAL AND STATE TAXATION

Federal Taxation

      General. The Company and the Bank report their income on a consolidated basis using the accrual method of accounting, and are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank’s reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank or the Company. The Bank has not been audited by the IRS during the past five years. For its 2000 taxable year, the Bank was subject to a maximum federal income tax rate of 34%.

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

      The Bank is required to pay over a six year period the excess of the balance of its tax bad debt reserves as of December 31, 1995 over the balance of such reserves as of December 31, 1987. As a result of such recapture, the Bank incurred additional tax payments of approximately $21,000 which were taken into income beginning in 1999 over a six year period.

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

      The Bank is a “financial institution” for State of Ohio tax purposes. As such, it is subject to the Ohio corporate franchise tax on “financial institutions,” which is imposed annually at a rate of 1.3% of the Bank’s book net worth determined in accordance with GAAP. As a “financial institution,” the Bank is not subject to any tax based upon net income or net profits imposed by the State of Ohio.

Additional Item. Executive Officers of the Registrant.

      The following table sets forth certain information regarding the executive officers of the Company and the Bank who are not also directors.

	Age at
Name	12/31/00	Position with the Company and Bank and Past Five Years Experience

Diane P. Hunt	45	Vice President, Chief Operating Officer and

		Secretary of the Company and Vice

		President-Operations, Secretary and Director

		of the Bank.

David K. Brown	49	Vice President-Finance and Treasurer of the

		Bank and Chief Financial Officer and

		Treasurer of the Company. Prior to joining

		the Bank in May 2000, Mr. Brown was the Chief

		Financial Officer of Ripley National Bank, a

		commercial bank located in Ripley, Ohio.

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

		Original		Net Book Value
		Date		of Property or
	Leased	Leased	Date of	Leasehold
	or	or	Lease	Improvements at
Location	Owned	Acquired	Expiration	December 31, 2000

(In thousands)
4730 Montgomery Road
Norwood, Ohio 45212	Owned	2000	—	$956

3521 Erie Avenue Cincinnati, Ohio 45208	Owned	1997	—	310

      At December 31, 2000, the Bank owned four ATMs.

Item 3. Legal Proceedings.

      On June 9, 2000, four stockholders of the Company, including two members of the Board of Directors and two additional individuals, filed a complaint for declaratory judgment and preliminary and permanent injunctive relief against the Company and each of the other three directors individually in the Court of Common Pleas in Hamilton, Ohio. The plaintiffs alleged that they were duly elected to the Board of Directors at the 2000 Annual Meeting of Stockholders. The plaintiffs sought a declaratory judgment that they were properly elected and are members of the Board of Directors and are further attempting to enjoin the Lenox Board of Directors from taking or approving any action without the participation of such individuals. The Company in its answer to the complaint denied the allegations that any board members were up for election and did not recognize the validity or legal effect of the nominations of the plaintiffs for director or their election. The parties reached a settlement and the plaintiffs agreed to dismiss their cause of action.

Item 4. Submission of Matters to a Vote of Security Holders.

      None.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

      Information relating to the market for Registrant’s common equity and related stockholder matters appears in the Registrant’s 2000 Annual Report to Stockholders on the back inside cover.

Item 6. Management’s Discussion and Analysis of Financial Condition and
Results of Operations.

      The above-captioned information appears under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Registrant’s 2000 Annual Report to Stockholders and is incorporated herein by reference.

Item 7. Financial Statements.

      The Consolidated Financial Statements of Lenox Bancorp, Inc. and its subsidiary, together with the report thereon by Clark, Schaefer, Hackett & Co. appear in the Registrant’s 2000 Annual Report to Stockholders and are incorporated herein by reference.

Item 8. Change in and Disagreements with Accountants on Accounting and
Financial Disclosure.

      None.

PART III

Item 9. Directors and Executive Officers of the Registrant.

      The information relating to Directors and Executive Officers of the Registrant is incorporated herein by reference to the section captioned “Proposal 1 — Election of Directors” in the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 9, 2001. Information concerning Executive Officers who are not directors is contained in Part I of this report pursuant to paragraph (b) of Item 401 of Regulation S-K in reliance on Instruction G.

Item 10. Executive Compensation.

      The information relating to director and executive compensation is incorporated herein by reference to the section captioned “Executive Compensation” in the Registrant’s Proxy

Statement for the Annual Meeting of Stockholders to be held on May 9, 2001.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

      The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the section captioned “Stock Ownership” in the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 9, 2001.

Item 12. Certain Relationships and Related Transactions.

      The information relating to certain relationships and related transactions is incorporated herein by reference to the section captioned “Transactions with Management” in the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 9, 2001.

PART IV

Item 13. Exhibits.

(a) The following documents are filed as part of this report:

(1)	Consolidated Financial Statements of the Company are incorporated by reference to the 2000 Annual Report to Stockholders.

Independent Auditors’ Report

Consolidated Balance Sheet as of December 31, 2000 and 1999

Consolidated Statement of Income for the Three Years Ended December 31, 2000

Consolidated Statement of Changes in Stockholders’ Equity for the Three Years Ended December 31, 2000

Consolidated Statement of Cash Flows for the Three Years Ended December 31, 2000

Notes to Consolidated Financial Statements

The remaining information appearing in the 2000 Annual Report to Stockholders is not deemed to be filed as part of this report, except as expressly provided herein.

(2)	Exhibits

(a) The following documents are filed as a part of this report:

3.1	Amended Articles of Incorporation of Lenox Bancorp, Inc.*

3.2	Amended and Restated Code of Regulations of Lenox Bancorp, Inc.*

4.0	Stock Certificate of Lenox Bancorp, Inc.**

10.1	Employment Agreement between the Company and the President dated September 3, 1996***

10.2	Employment Agreement between the Bank and the President dated September 3, 1996***

10.3	Change in Control Agreement between the Company and the Chief Operating Officer dated September 3, 1996***

10.4	Change in Control Agreement between the Bank and the Chief Operating Officer dated September 3, 1996***

10.7	Amended Lenox Bancorp, Inc. 1997 Incentive Plan***

13.0	Annual Report to Stockholders

21.0	Subsidiary of the Registrant

23.0	Consent of Clark, Schaefer, Hackett & Co.

(b)	Reports on Form 8-K

None

*	Incorporated herein by reference to the Exhibits to the Form 10-KSB filed on March 25, 1998.

**	Incorporated herein by reference to the Exhibits to the Form S-1, Registration Statement, and Pre-Effective Amendment No. 1, filed on August 25, 1996 and March 8, 1997, respectively, Registration No. 333-96248.

***	Incorporated herein by reference to the Exhibits to the Form 10-KSB filed on March 29, 1999.

SIGNATURES

      In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LENOX BANCORP, INC.

Dated: March 28, 2001	By: /s/ Virginia M. Heitzman

Virginia M. Heitzman President, Chief Executive Officer and Director

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Virginia M. Heitzman Virginia M. Heitzman	President, Chief Executive Officer and Director (Principal Executive Officer)	March 28, 2001

/s/ David K. Brown David K. Brown	Chief Financial Officer (Principal Financial and Accounting Officer)	March 28, 2001

/s/ Gail R. Behymer Gail R. Behymer	Director	March 28, 2001

/s/ Henry E. Brown Henry E. Brown	Director	March 28, 2001

/s/ Reba St. Clair Reba St. Clair	Director	March 28, 2001

/s/ John C. Lame John C. Lame	Director	March 28, 2001