Form 10QSB
period 2001-03-31
LENOX BANCORP INC
filed 2001-05-14
CIK 1000050

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

                                       or

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ________________

                         Commission File Number 0-28162

                               LENOX BANCORP, INC.
        (Exact name of small business issuer as specified in its charter)


Ohio                                                                 31-1445959
(State or other jurisdiction of incorporation or               (I.R.S. Employer
organization)                                                Identification No.)


4730 Montgomery Road, Norwood, Ohio                                   45212
(Address of principal executive offices)                            (Zip Code)

                                 (513) 531-8655
                           (Issuer's telephone number)

                                 Not Applicable
              (Former name, former address and former fiscal year,
                          if changes since last report)

        As of May 11, 2001, the Company had 285,028 shares of common stock, par value $0.01 per share, outstanding.

Transitional Small Business Disclosure Format (check one):  Yes        No  X
                                                                ----      ----

                               LENOX BANCORP, INC.
                                   FORM 10-QSB

                      FOR THE QUARTER ENDED MARCH 31, 2001

                                      INDEX
                                                                           Page
                                                                           ----

PART I.        FINANCIAL INFORMATION

Item 1.        Financial Statements-Unaudited

               Consolidated Balance Sheets at
               March 31, 2001 and December 31, 2000 ......................... 3

               Consolidated Statements of Operations For the Three
               Months Ended March 31, 2001 and 2000 ......................... 4

               Consolidated Statements of Cash Flows For the
               Three Months Ended March 31, 2001 and 2000 ................... 5

               Notes to Unaudited Consolidated Financial Statements ......... 6

Item 2.        Management's Discussion and Analysis of Financial Condition
               and Results of Operation...................................... 7

PART II:       OTHER INFORMATION

Item 1.        Legal Proceedings ............................................11
Item 2.        Changes in Securities ........................................11
Item 3.        Defaults Upon Senior Securities ..............................11
Item 4.        Submission of Matters to a Vote of Security Holders ..........11
Item 5.        Other Information ............................................11
Item 6.         Exhibits and Reports on Form 8-K ............................11

SIGNATURES


                               LENOX BANCORP, INC.

Item 1.           FINANCIAL STATEMENTS.


                                    LENOX BANCORP, INC.
                                CONSOLIDATED BALANCE SHEETS
                                                                                              AT                AT
                                                                                           MARCH 31,       DECEMBER 31,
                                                                                             2001              2000
                                                                                        ---------------   --------------
                                                                                          (UNAUDITED)
                                                                                             (DOLLARS IN THOUSANDS)
ASSETS
Cash and due from banks.........................................................           $ 3,729          $ 2,591
Certificates of deposit.........................................................               100               98
Investment securities - available for sale, at fair value (amortized cost
   of $2,000 and $2,700 at March 31, 2001 and December 31, 2000)................             1,992            2,661
Mortgage-backed securities - available for sale, at fair value (amortized
   cost of $486 and $602 at March 31, 2001 and December 31, 2000)...............               489              509
Collateralized mortgage obligations - available for sale, at fair value
   (amortized cost of $4,156 and $4,114 at March 31, 2001 and December 31, 2000)             4,101            4,050
                                                                                           -------          -------
                  Total Investment Securities...................................             6,582            7,220
Loans receivable, net...........................................................            55,991           54,251
Loans held for sale - at lower of cost or market................................                --            3,711
Accrued interest receivable:
         Loans..................................................................               423              421
         Mortgage-backed securities.............................................                 4                4
         Collateralized mortgage obligations....................................                61               26
         Investments and certificates of deposit................................                --               50
Property and equipment, net.....................................................             1,246            1,266
Federal Home Loan Bank stock - at cost..........................................             1,796            1,765
Prepaid expenses and other assets...............................................               456              336
Prepaid federal income taxes....................................................                --               90
                                                                                           -------          -------
                  Total assets..................................................           $70,388          $71,829
                                                                                           =======          =======
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
   DEPOSITS:
         Savings, club and other accounts.......................................           $ 8,944          $ 7,274
         Money market and NOW accounts..........................................             4,230            4,668
         Certificate accounts...................................................            23,432           24,603
                                                                                           -------          -------
                  Total deposits................................................            36,499           36,544
   Advances from Federal Home Loan Bank.........................................            28,329           29,864
   Advance payments by borrowers for taxes and insurance........................               170              257
   Accrued expenses.............................................................               404              286
   Deferred federal income taxes................................................                82               76
                                                                                           -------          -------
                  Total liabilities.............................................           $65,484          $67,027
                                                                                           -------          -------

STOCKHOLDERS' EQUITY:
   Common stock - no par value: 2,000,000 authorized,  425,677 issued
      and 285,028 outstanding at March 31, 2001 and at December 31, 2000........               426              426
   Additional paid in capital...................................................             3,341            3,341
   Retained earnings - substantially restricted.................................             4,116            4,058
   Unearned ESOP shares.........................................................              (171)            (171)
   Shares acquired for Stock Incentive Plan.....................................              (201)            (184)
   Treasury stock (140,649 shares at March 31, 2001 and at December 31, 2000)...            (2,567)          (2,567)
   Unrealized loss on available for sale securities, net of taxes...............               (40)            (100)
                                                                                           -------          -------
                  Total stockholders' equity....................................             4,904            4,803
                                                                                           -------          -------
   Total liabilities and stockholders' equity...................................           $70,388          $71,829
                                                                                           =======          =======


                                        LENOX BANCORP, INC.
                              CONSOLIDATED STATEMENT OF OPERATIONS


                                                                                               THREE MONTHS ENDED
                                                                                                    MARCH 31,
                                                                                        --------------------------------
                                                                                            2001                2000
                                                                                        ------------        ------------
                                                                                                  (UNAUDITED)
                                                                                             (DOLLARS IN THOUSANDS
                                                                                             EXCEPT PER SHARE DATA)
INTEREST INCOME AND DIVIDEND INCOME:
     Loans.................................................................               $1,091              $1,190
     Mortgage-backed securities............................................                    8                  10
     Collateralized mortgage obligations...................................                   73                  69
     Investments and interest bearing deposits.............................                   83                  45
     FHLB stock dividends..................................................                   32                  29
                                                                                          ------              ------
         Total.............................................................                1,287               1,343

INTEREST EXPENSE:
     Deposits..............................................................                  436                 451
     Borrowed money and capitalized leases.................................                  443                 458
                                                                                          ------              ------
         Total.............................................................                  879                 909

     Net interest income before provision for loan losses..................                  408                 434
Provision for loan losses..................................................                    9                  23
                                                                                          ------              ------
     Net interest income after provision for loan losses...................                  399                 411
                                                                                          ------              ------
OTHER INCOME:
     Service fee income....................................................                   43                  35
       Gain on sale of loans and securities................................                   28                  23
     Loan fees and other...................................................                   60                  49
                                                                                          ------              ------
         Total.............................................................                  131                 107
                                                                                          ------              ------
GENERAL AND ADMINISTRATIVE EXPENSES:
     Compensation and employee benefits....................................                  212                 216
     Occupancy and equipment...............................................                   55                  49
     Federal insurance premium.............................................                    5                   2
     Franchise taxes.......................................................                   16                  16
     Other expenses........................................................                  182                 184
                                                                                          ------              ------
         Total.............................................................                  470                 467

     Income before provision for income taxes..............................                   60                  51
Provision for income taxes.................................................                   23                  19
                                                                                          ------              ------
     Net income............................................................               $   37              $   32
                                                                                          ======              ======

Basic earnings per share...................................................               $ 0.13              $ 0.11
                                                                                          ======              ======
Diluted earnings per share.................................................               $ 0.13              $ 0.11
                                                                                          ======              ======


                                    LENOX BANCORP, INC.
                           CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                                       FOR THE THREE MONTHS ENDED
                                                                                               MARCH 31,
                                                                                   ----------------------------------
                                                                                        2001                2000
                                                                                   --------------     ---------------
                                                                                              (UNAUDITED)
                                                                                         (DOLLARS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income.............................................................              $   37              $   32
   Adjustments to reconcile net income to net cash provided (used)
     by operating activities:
     Depreciation and amortization........................................                  22                  18
     Provision for losses on loans........................................                   9                  23
     Amortization of deferred loan costs..................................                  14                  17
     Deferred loan origination (costs)....................................                 (13)                (22)
     FHLB stock dividends.................................................                 (31)                (29)
     Gain on sale of investments and loans................................                 (28)                (23)
     Amortization of stock incentive plan award...........................                   5                   5
     Effect of change in operating assets and liabilities:
       Accrued interest receivable........................................                  33                 (53)
       Prepaid expenses...................................................                 (24)               (139)
       Prepaid federal income tax.........................................                   5                  20
       Advances by borrowers for taxes and insurance......................                 (87)               (117)
       Accrued expenses...................................................                  63                 156
                                                                                        ------              ------
         Net cash provided (used) by operating activities.................                   5                (112)
CASH FLOWS FROM INVESTING ACTIVITIES:
   Property and equipment additions.......................................                  --                (882)
   Repayments of mortgage-backed securities...............................                  27                  15
   Purchase of certificates of deposits...................................                  (2)                 (2)
   Maturity of certificates of deposit....................................                  --                 100
   Net change in loans....................................................              (1,788)             (4,153)
   Purchase from sale of investments......................................                 711                  --
   Proceeds from sale of mortgage loans...................................               3,766               5,885
   Purchase of FHLB stock.................................................                  --                 (34)
                                                                                        ------              -------
     Net cash used by investing activities................................               2,714                 929
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net (decrease) in deposits.............................................                 (46)               (829)
   Borrowings from FHLB...................................................                  --               5,100
   Repayments of FHLB advances............................................              (1,535)             (4,464)
                                                                                        -------             -------
     Net cash provided (used) by financing activities.....................              (1,581)               (193)
                                                                                        -------             -------
Increase in cash and cash equivalents.....................................               1,138                 624
Cash and cash equivalents at beginning of period..........................               2,591                 738
                                                                                        ------              ------
Cash and cash equivalents at end of period................................              $3,729              $1,362
                                                                                        ======              ======
SUPPLEMENTAL DISCLOSURE:
   Cash paid for:
     Interest expense.....................................................              $  899              $  901
     Income taxes.........................................................                  --                  --


                               LENOX BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THREE MONTHS ENDED MARCH 31, 2001 AND 2000

1.      Principles of Consolidation
        ---------------------------

        The consolidated financial statements include the accounts of Lenox Bancorp, Inc. ("Lenox" or the "Company") and its wholly-owned subsidiary Lenox Savings Bank (the "Bank") which includes Lenox Mortgage Corporation. All significant intercompany transactions have been eliminated in consolidation. The investment in the Bank on Lenox's financial statements is carried at the parent company's equity in the underlying net assets.

        The consolidated balance sheet as of March 31, 2001 the consolidated statement of operations and cash flows for the three months ending March 31, 2001 and 2000 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted of normal recurring items. Interim results are not necessarily indicated of results for a full year.

        The financial statements and notes are presented as permitted by Form 10-QSB. The interim statements are unaudited and should be read in conjunction with the financial statements and notes thereto contained in the Company's annual report for the year ended dated December 31, 2000.

2.      Conversion to Capital Stock Form of Ownership
        ---------------------------------------------

        On July 17, 1996, the Bank converted from an Ohio chartered mutual savings bank to an Ohio chartered capital stock savings bank, with the concurrent formation of the Company. Lenox was capitalized through the initial sale of 425,677 shares of common stock. Lenox then used a portion of the proceeds from the sale to purchase all of the outstanding shares of the Bank. This transaction was accounted for in a manner similar to the pooling of interest method.

        The Bank may not declare or pay cash dividends on or repurchase any of its shares of common stock if the effect thereof would cause equity to be reduced below applicable regulatory capital maintenance requirements or if such declaration and payment would otherwise violate regulatory requirements.

3.      Earnings Per Share
        ------------------

        The net income for the three months ended March 31, 2001, was $0.13 per share or $37,000 on an average of 285,028 shares, compared to net income for the quarter ending March 31, 2000, of $32,000 or $0.11 per share.

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations.

        The following analysis discusses changes in the financial condition and results of operations at and for the three months ended March 31, 2001 and 2000, and should be read in conjunction with the Company's Consolidated Financial Statements and the notes thereto, appearing in Part I, Item 1 of this document.

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

        Except as required by applicable law and regulation, the Company does not undertake -- and specifically disclaims any obligation -- to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Comparison of Financial Condition at March 31, 2001 and December 31, 2000
-------------------------------------------------------------------------

        ASSETS. Total assets decreased by $1.3 million or 2.0%, to $70.4 million
        ------
at March 31, 2001 from $71.8 million at December 31, 2000. This decrease was due to a $2.0 million, or 3.4% decrease in loans receivable from $58.0 million at December 31, 2000, to $56.0 million at March 31, 2001 and was the combined effect of the sale of loans and the early payoff of certain loans offset by additional new loan closing activity. Lower-yielding loans were sold without incurring losses and replaced with higher yielding loans to enhance the Company's interest rate spread and margin. Total investment securities decreased by $638,000, or 8.8%, to $6.6 million at March 31, 2001 from $7.2 million at December 31, 2000, due primarily to the sale of a one-time only callable agency obligation. The remainder of the change was due to fluctuations in the market valuation of securities. Cash and due from banks increased $1.1 million to $3.7 million at March 31, 2001 from $2.6 million at December 31, 2000 as excess funds were held in interest bearing accounts.

        LIABILITIES. Total liabilities decreased by $1.6 million, or 2.3%, from
        -----------
$67.0 million at December 31, 2000 to $65.5 million at March 31, 2001, primarily due to a decrease in Federal Home Loan Bank (the "FHLB") advances of $1.5 million, or 5.1%, from $29.9 million at December 31, 2000 to $28.3 million at March 31, 2001. The decrease in advances was due to the repayment of advances with proceeds from the sale of loans. Additionally, the Company has restructured the composition of its FHLB advances from mostly short-term variable rate borrowings to longer-term fixed rate borrowings.

        The deposit base remained fairly constant, however, the deposit base makeup changed somewhat. Certificates of deposit declined $1.2 million, or 4.8%, from $24.6 million at December 31, 2000 to $23.4 million at March 31, 2001, due to lower pricing in an effort to reduce the Company's cost of funds. This decrease, however, was offset by savings, club and other accounts increasing by $1.6 million, or 21.5%, from $7.3 million at December 31, 2000 to $8.9 million at March 31, 2001. This change improves the Banks' interest rate risk position in that many of these accounts are either tied to a lower-yielding account or to an account that will reprice when rates change. Accrued expenses and other liabilities also increased $63,000 to $349,000 at March 31, 2001 from $286,000 at December 31, 2000 for payments received on loans serviced for others.

        STOCKHOLDERS' EQUITY. Stockholders' equity increased $102,000, or 2.1%,
        --------------------
from $4.8 million at December 31, 2000 to $4.9 million at March 31, 2001. The increase was primarily due to a $37,000 increase in retained earnings for net income earned for the period and a $60,000 decrease in the unrealized loss on available for sale securities.

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

        The primary investment activity of the Company for the three months ended March 31, 2001, was the origination of mortgage and consumer loans. The most significant source of funds for the three months ending March 31, 2001, was the repayment of mortgage loans and the sale of mortgage loans.

        The Bank is required to maintain a minimum level of liquidity consistent with the safe and sound operation of the institution. The Bank's most liquid assets are cash, federal funds sold, and marketable securities. The levels of the Bank's liquid assets are dependent on the Bank's operation, financing, lending and investing activities during any given period. At March 31, 2001, assets qualifying for short term liquidity, including cash and short term investment, totaled approximately $4.0 million.

        At March 31, 2001, the Bank's capital exceeded all the capital requirements of the FDIC. The Bank's tier 1 leverage and total capital to risk-weighted capital ratios were 6.80% and 12.48%, respectively.

        Comprehensive income for the three months ending March 31, 2001 was $90,000 compared to a comprehensive loss of $5,000 for the three months ending March 31, 2000. The difference between net income and comprehensive income consists solely of the effect of unrealized gain and losses, net of taxes, on available for sale securities.

Comparison of Results of Operations For The Three Months Ended March 31, 2001
-----------------------------------------------------------------------------
and 2000.
--------

        GENERAL. The Company reported net income of $37,000 for the three months
        -------

ending March 31, 2001, which represents a $5,000 increase from $32,000 of net income reported for the three months ended March 31, 2000.

        INTEREST AND DIVIDEND INCOME. Interest and dividend income for the three
        ----------------------------
months ended March 31, 2001 decreased $56,000, or 4.2%. Interest income on loans decreased by $99,000, or 8.3%, from $1.2 million for the three months ended March 31, 2000 to $1.1 million for the three months ended March 31, 2001, due to a lower average balance of loans and a decreasing rate environment. Other investments and investment bearing deposits increased by $38,000, or 84.4%, from $45,000 for the three months ended March 31, 2000 to $83,000 for the three months ended March 31, 2001, mainly due to the Bank's excess funds being housed in the FHLB overnight interest-bearing IFTS account.

        INTEREST EXPENSE. Interest expense for the three months ended March 31,
        ----------------
2001 was $879,000 compared to $909,000 for the three months ended March 31, 2000, a decrease of $30,000 or 3.3%. Deposit expense decreased $15,000, or 3.3%, due to lower rates paid. The Bank utilized FHLB advances to fund a portion of asset growth but the average balance on FHLB advances decreased to $28.3 million for the period ended March 31, 2001 from $29.9 million for the period ended March 31, 2000. This reduction in the level of FHLB advances as well as the lower rates led to the reduction in borrowed money expenses.

        NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES. Net interest income
        ---------------------------------------------------
after provision for loan losses decreased $12,000, or 2.9%, for the three months ended March 31, 2001, to $399,000 from $411,000 for the three months ended March 31, 2000. Such decrease was offset by an decrease of $14,000 in the provision for loan losses for the three months ending March 31, 2001, primarily due to the improved quality of the loan portfolio as evidenced by a reduction in the level of delinquencies and charge-offs.

        The Company uses different formulas to determine the appropriate level of provision necessary for the allowance for loan losses to cover the losses in the loan portfolio. Because future events affecting the loan portfolio cannot be predicted with complete accuracy, there can be no assurances that management's estimates are correct and that the existing allowance for loan losses is adequate. However, management believes that based on the information available to it on March 31, 2001, the Company's allowance for loan losses is sufficient to cover losses inherent in the Company's current loan portfolio.

        OTHER INCOME. Other income increased $24,000, or 22.4%, for the three
        ------------
months ended March 31, 2001 to $131,000 from $107,000 for three months ended March 31, 2000. Service fee income increased $8,000, or 22.8%, from $35,000 for the three months ended March 31, 2000 to $43,000 for the three months ended March 31, 2001, due to increases in the Bank's service charges. The revenue side of the Mortgage Corp. operations increased $11,000, or 22.4%, for the three months ended March 31, 2001 to $60,000 from $49,000 for the three months ended March 31, 2000. This increase was directly attributable to more oversight by the Company as to the quality and potential for profitability of the loans originated and also due to a favorable interest rate environment.

        GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses
        -----------------------------------
for the three months ended March 31, 2001 were $470,000 compared to $467,000 for the three months ended March 31, 2000. Compensation and benefits decreased $4,000 due to the concerted effort to control expenses, especially relating to the Mortgage Corporation. The increase in other expenses related to professional fees to respond to regulatory and shareholder issues.

        INCOME TAXES. Income taxes for the three months ended March 31, 2001
        ------------
increased $4,000 to $23,000 from $19,000 for the three months ending March 31, 2000, because of an increase in pretax earnings. Net income before tax provision was $60,000 for the three months ended March 31, 2001, compared to net income of $51,000 for the same period ending March 31, 2000.

        RECENT ACCOUNTING PRONOUNCEMENTS.
        --------------------------------

        In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes for derivative instruments, including derivative instruments imbedded in other contracts, and for hedging activities. It requires that an entire recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company adopted SFAS No. 133 effective January 1, 2001 as required without material effect on the Company's financial position or results of operation.

                           PART II. OTHER INFORMATION

Item 1.        Legal Proceedings.
               -----------------

               The Company is not involved in any legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the Company's financial condition or results of operation.

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

               (b)Reports on Form 8-K

                  None.

                                   SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           LENOX BANCORP, INC.


Dated:  May 14, 2001                   By: /s/ Virginia M. Heitzman
                                           -------------------------------------
                                           Virginia M. Heitzman
                                           President and Chief Executive Officer
                                           (principal executive officer)


Dated:  May 14, 2001                   By: /s/ David K. Brown
                                           -------------------------------------
                                           David K. Brown
                                           Chief Financial Officer and Treasurer
                                           (principal financial and accounting
                                           officer)