Form 10QSB
period 2001-06-30
LENOX BANCORP INC
filed 2001-08-14
CIK 1000050

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[   X   ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
              EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

or

[      ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
            EXCHANGE ACT OF 1934

For the transition period from ________________ to ______________

Commission File Number 0-28162

LENOX BANCORP, INC.

(Exact name of small business issuer as specified in its charter)

Ohio (State or other jurisdiction of incorporation or organization) 4730 Montgomery Road, Norwood, Ohio (Address of principal executive offices)	31-1445959 (I.R.S. Employer Identification No.) 45212 (Zip Code)

(513) 531-8655
(Issuer's telephone number)

Not Applicable
(Former name, former address and former fiscal year, if changes since last report)

Check whether the issuer: (1) filed all documents and reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X        No

        As of August 1, 2001, the Company had 285,028 shares of common stock, par value $0.01 per share, outstanding.

Transitional Small Business Disclosure Format (check one):     Yes             No    X

                               LENOX BANCORP, INC.

                                      INDEX

PART I.  FINANCIAL INFORMATION                                      PAGE NUMBER

         Item 1.            Financial Statements (Unaudited)
                            Consolidated Balance Sheets                 1
                            June 30, 2001 and December 31, 2000

                            Consolidated Statements                     2
                            Of Operations; six months
                            Ended June 30, 2001 and 2000

                            Consolidated Statements                     3
                            Of Cash Flows; six months
                            Ended June 30, 2001 and 2000

                            Notes to Consolidated                       4
                            Financial Statements

                            Management's Discussion and                 5
                            Analysis of Financial
                            Condition and Results of
                            Operations

PART II. OTHER INFORMATION

         Item 2.            Changes in Securities and Use of Proceeds   8

         Item 4.            Submission of Matters to a Vote
                            of Security holders                         8

         Item 5.            Other Information                           9

         Item 6.            Exhibits and Reports of Form 8-K            9

                        LENOX BANCORP, INC.CONSOLIDATED
                                 BALANCE SHEETS

                             (DOLLARS IN THOUSANDS)
                                                                   June 30, 2001    Dec. 31, 2000
                                                                   -------------    -------------

                                                                    Unaudited
Assets

Cash and due from                                                          $938          $2,591
Certificates of deposit                                                       0              98
Investment securities - available for sale,
   at fair value (amortized cost of  $1,500
   and $2,700 at June 30, 2001 and Dec. 31, 2000)                         1,487           2,661
Mortgage-backed securities - available for sale,
   at fair value (amortized cost of
   $430 and $501 at June 30, 2001 and Dec. 31, 2000)                        434             509
Collateralized mortgage obligations - available for
   sale, at fair value  (amortized
   cost of $4,142 and $4,098 at June 30, 2001 and Dec. 31, 2000)          4,116           4,050
                                                                  --------------   ------------
Total Investment Securities                                               6,037           7,220

Loan receivable, net                                                     55,721          54,251
Loans held for sale - at lower of cost or market                              0           3,711
Accrued interest receivable:
         Loans                                                              332             421
         Mortgage-backed securities                                           3               4
         Collateralized mortgage obligation                                  20              26
         Investments and certificates of deposit                             31              50
Property and equipment, net                                               1,232           1,266
Federal Home Loan Bank stock - at cost                                    1,738           1,765
Other Real Estate Owned                                                      91               0
Prepaid expenses and other assets                                           526             336
Prepaid federal income taxes                                                166              90
                                                                        $66,833         $71,829
                                                                  ==============    ============

Liabilities and Stockholders' Equity
Liabilities:
     Deposits:
          Savings, club and other accounts                               $8,222          $7,274
          Money market and NOW accounts                                   3,557           4,668
          Certificate accounts                                           23,278          24,603
                                                                 --------------     -----------
               Total deposits                                            35,057          36,544
Advances from Federal Home Loan Bank                                     26,294          29,864
Advance payments by borrowers for taxes and insurance                       107             257
Accrued expenses                                                            618             286
Deferred federal income taxes                                               115              75
                                                                  --------------   ------------
          Total liabilities                                             $62,191         $67,026

Stockholders' equity
   Common Stock - no par value: 2,000,000 authorized,
   425,677 issued and 285,028 outstanding at June 30,
   2001 and at December 31, 2000                                            426             426
   Additional paid in capital                                            $3,341          $3,341
   Retained earnings - substantially restricted                           3,811           4,058
   Unearned ESOP shares                                                    -171            -171
   Share acquired for Stock Incentive Plan                                 -174            -184
   Treasury stock 140,649 shares at June 30, 2001
   and 140,649 shares at December 31, 2000                               -2,567          -2,567
   Accumulated other comprehensive income:
   Unrealized (loss) on available for sale
   securities net of taxes                                                  -23            -100
                                                                  --------------    ------------
         total stockholders' equity                                      $4,642          $4,803
                                                                  --------------    ------------

Total liabilities and stockholders' equity                              $66,833         $71,829
                                                                  ==============    ============

                        LENOX BANCORP, INC.CONSOLIDATED
                            STATEMENT OF OPERATIONS

                  (Dollars in Thousands Except Per Share Data)

                                              Three months        Six months
                                              ending June 30,    ending June 30,
                                              2001       2000    2001      2000
                                              ----       ----    ----      ----
                                                  Unaudited         Unaudited

Interest Income and Dividend Income
     Loans                                     $1,092   $1,178   $2,183   $2,379
     Mortgage-backed securities                     7        8       14       18
     Collateralized mortgage obligations           63       75      136      142
     Investments and interest bearing              43       75      124      109
     FHLB stock dividends                          32       29       64       58
                                               ------   ------   ------   ------
          Total                                 1,237    1,363    2,521    2,707

Interest Expense
     Deposits                                     427      480      863      931
     Borrowed money                               379      499      822      957
                                               ------   ------   ------   ------
          Total                                   806      979    1,685    1,887

     Net interest income before provision         431      384      836      820
        for loan losses

Provision for loan losses                         220        9      229       32
                                               ------   ------   ------   ------

    Net interest income after provision           210      375      607      788
       for loan losses

Other Income
     Service fee income                            49       43       91       78
     Gain on sale of loans and securities          69        0       97       23
     Mortgage Corp. Operations                    106       76      166      125
                                               ------   ------   ------   ------
          Total                                   224      120      354      227

General and Administrative Expenses
     Compensation and employee benefits           524      263      736      479
     Occupancy and equipment                       74       84      129      133
     Federal insurance premium                      6        2       11        4
     Franchise taxes                                8       13       23       29
     Other expenses                               238      172      420      356
                                               ------   ------   ------   ------
          Total                                   850      534    1,318    1,001

     Income (Loss) before provision              -417      -37     -357       14
         for income taxes

Provision (Credit) for income taxes              -133      -12     -110        7
                                               ------   ------   ------   ------

     Net Income (Loss)                          -$284     -$25    -$247   $    7
                                               ======   ======   ======   ======

    Basic Income (Loss) per share              -$1.00   -$0.09   -$0.87   $ 0.02
                                               ======  =======  =======  =======

    Diluted Income (Loss) per share            -$1.00   -$0.09   -$0.87    $0.02
                                               ======   ======  =======  =======

                              LENOX BANCORP, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                  JUNE 30, 3001

                                                              For the Six Months Ended
                                                                       June 30
                                                                2001             2000
                                                            ==============    ============
                                                                      Unaudited
Cash flows from operating activities
   Net income (loss)                                                -$247              $7
Adjustments to reconcile net income to net cash
        provided (used) by operating activities
   Depreciation and amortization                                       44              36
   Provision (credit) for losses on loans                             229              32
   Amortization of deferred loan fees                                  25              34
   Deferred loan origination fees (cost)                              -18             -27
   FHLB stock dividends                                               -64             -58
   Gain on sale of investments and loans                              -97            -126
   Amortization of stock incentive plan award                          10              10
   ESOP expense, net of tax benefit                                     -               -
   Effect of change in operating assets and liabilities
     Accrued interest receivable                                      115             -65
     Prepaid expenses                                                -190            -185
     Prepaid federal income tax                                       -76              31
     Advances by borrowers for taxes and insurance                   -150            -226
     Accrued expenses                                                 332              84
                                                            --------------    ------------
       Net cash provided (used) by operating activities               -87            -453

Cash flow from Investing activities
   Property and equipment additions                                    -5            -955
   Repayments of mortgage backed securities                            82              57
   Purchase of certificates of deposit                                 -2              -3
   Maturity of certificates of deposit                                100             100
   Net change in loans                                             -5,455          -4,598
   Proceeds from sale of investments                                  711           6,778
   Proceeds from sale of mortgage loans                             7,460               0
   Purchase of FHLB stock                                               -             -40
   Maturity of investments - AFS                                      600               -
                                                            --------------    ------------
       Net cash provided (used) by investing activities             3,491           1,339

Cash Flows from financing activities
   Net increase (decrease) in deposits                             -1,487          -1,983
   Borrowings from FHLB                                                 -          13,000
   Repayments of FHLB advances                                     -3,570         -11,429
                                                            --------------    ------------
      Net cash provided (used) by investing activities             -5,057            -412

Increase (decrease) in cash and cash equivalents                   -1,653             499
Cash and cash equivalents at beginning of period                    2,591             738
                                                            --------------    ------------

Cash and cash equivalents at end of period                            938           1,237
                                                            ==============    ============

Supplemental disclosure
   Cash Paid for:
     Interest expense                                               1,724           1,864
     Income taxes                                                       -               -
LENOX BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR SIX MONTHS ENDED JUNE 30, 2001 AND 2000

  PRINCIPLES OF CONSOLIDATION

          The consolidated financial statements include the accounts of Lenox Bancorp, Inc. (“Lenox” or the “Company”) and its wholly owned subsidiary Lenox Savings Bank (the “Bank”), which includes Lenox Mortgage Corporation. All significant intercompany transactions have been eliminated in consolidation. The investment in the Bank on Lenox’s financial statements is carried at the parent company’s equity in the underlying net assets.

         The consolidated balance sheet as of June 30, 2001, and the consolidated statement of income and cash flows for the six months ending June 30, 2001, and 2000 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted of normal recurring items. Interim results are not necessarily indicative of results for a full year,

         The financial statements and notes are presented as permitted by Form 10-QSB. The interim statements are unaudited and should be read in conjunction with the financial statements and notes thereto contained in the Company’s annual report for the year ended dated December 31, 2000.

  CONVERSION TO CAPITAL STOCK FORM OF OWNERSHIP

         On July 17, 1996, the Bank converted from an Ohio chartered mutual savings bank to an Ohio chartered capital stock savings bank, with the concurrent formation of the holding company. Lenox was capitalized through the initial sale of 425,677 shares of common stock. Lenox then used a portion of the proceeds from the sale to purchase all of the outstanding shares of the Bank. This transaction was accounted for in a manner similar to the pooling of interest method.

         The Bank may not declare or pay cash dividends on or repurchase any of its shares of common stock if the effect thereof would cause equity to be reduced below applicable regulatory capital maintenance requirements or if such declaration and payment would otherwise violate regulatory requirements

  EARNINGS PER SHARE

         The net loss for the six months ended June 30, 2001, was ($0.87) per share or ($247,000) on an average of 285,028 shares, compared to net income for the six months ended June 30, 2000, of $7,000 or $.02 per share.

Item 2.	MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2001 AND DECEMBER 31, 2000

        Assets. Total assets decreased 7% to $66.8 million at June 30, 2001 from $71.8 million at December 31, 2000. This decrease was due to a 3.9% decrease in loans receivable from $58.0 million at December 31, 2000, to $55.7 million at June 30, 2001 and was the combined effect of loan sales, early payoffs, and new loan activity. Total Investment Securities decreased 16.4% to $6.0 million at June 30, 2001 from $7.2 million at December 31, 2000. Most of this decrease was due to the callable features of two of the banks’ agency bonds called during the second quarter and the sale of an one-time only callable agency that had passed its’ call date and was sold at a premium. The remainder of the change was due to fluctuations in the market valuation of securities. Cash due from banks decreased $1.7 million to $938,000 at June 30, 2001 from $2.6 million at December 31, 2000 as the previous excess funds were applied to paying down Federal Home Loan Bank advances.

        Liabilities. Total liabilities decreased 7.2% from $67.0 million at December 31, 2000, to $62.1 million at June 30, 2001, primarily due to a decrease in Federal Home Loan Bank (FHLB) Advances of 12.0%, from $29.9 million at December 31, 2000, to $26.3 million at June 30, 2001. The ongoing process of restructuring the FHLB advances from a short term variable rate base to a longer term fixed rates base and the several successful sales of small blocks of loans has allowed the bank to resize the FHLB advance portfolio. The second quarter allowed the Bank to address the prepayment of its’ last LIBOR based advance. This was accomplished with the end result being a reduction in the interest rate and the lengthening of the maturity of this item.

        The deposit base decreased 4.1% from $36.5 million at December 31, 2000, to $35.0 million at June 30, 2001,and the make up of the deposit base has changed. Certificate of deposit accounts declined 5.4% from $24.6 million at December 31, 2000 to $23.3 million at June 30, 2001 due to lower pricing in an effort to reduce the Banks’ cost of funds. In addition, Money Market and NOW accounts declined 23.8% from $4.7 million at December 31, 2000, to $3.6 million at June 30, 2001. The decline in these accounts is based on a combination of falling interest rates and the more temporary nature of the balances in these accounts. This decrease, however, was partially offset by savings, club and other accounts increasing 13.0% from $7.3 million at December 31, 2000, to $8.2 million at June 30, 2001. This repositioning helps to improve the Banks’ interest rate risk position in that many of these accounts are either tied to a lower yielding account or to an account that will reprice when rates change. Accrued expenses and other liabilities increased to $618,000 at June 30, 2001 from $286,000 at December 31, 2000. This increase relates to the Shareholders Meeting discussed in Part II, Item 4. The bulk of the increases in accrued expenses represent two different items. The first portion of the accrual is additional $300,000 for the potential payout of the employment contract of the banks’ former President and CEO. The second portion of the accrual of $24,000 relates to legal expenses incurred from the 2001 Annual Shareholders Meeting.

        Stockholders’ Equity. Stockholders’ equity decreased 3.4% from $4.8 million at December 31, 2000 to $4.6 million at June 30, 2001. The decrease was primarily due to a $247,000 decrease in retained earnings for net loss generated for the period offset by a $77,000 decrease in the unrealized loss on available for sale securities.

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

        The primary investment activity of the Company for the six months ended June 30, 2001, was the origination of mortgage and consumer loans. The most significant source of funds for the six months ending June 30, 2001, was the repayment of mortgage loans and the sale of mortgage loans.

        The Bank is required to maintain a minimum level of liquidity consistent with safe and sound operation of the institution. The Bank’s most liquid assets are cash, federal funds sold, and unpledged marketable securities. The levels of the Bank’s liquid assets are dependent on the Bank’s operation, financing, lending and investing activities during any given period. In addition the bank has a ready source of Federal Home Loan Bank (FHLB) Advance borrowing capacity. These funds can be accessed quickly and at competitively rates to meet liquidity needs. At June 30, 2000, assets qualifying for short-term liquidity totaled $.9 million and an additional $7.7 million was available to be drawn as additional advances from the FHLB representing a total liquidity source of $8.6 million.

        As of June 30, 2001, the Bank’s capital did not meet all the capital requirements stipulated in the Memorandum of Understanding dated May 4, 2001 with the FDIC and the State Department of Commerce. The Bank’s tier 1 leverage and total capital to risk-weighted capital ratios was 6.82% and 13.06%, respectively. Additional expenses provided to the provision for loan loss as well as additional expenses relating to the accruals detailed above were sufficient to cause the Bank’s capital to not meet the capital requirements stipulated. With the recognition of the extra expenses and plans in place to add to the Bank’s capitalization in the near future, the Bank should be able to meet the stated capital requirements.

        Comprehensive loss for the six months ending June 30, 2001, and 2000 was $177,000 and $77,000, respectively. The difference between net loss and comprehensive income consists solely of the effect of unrealized gain and losses, net of taxes, on available for sale securities.

COMPARISON OF RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2001, AND 2000.

        Interest and Dividend Income. Interest and dividend income for the six months ended June 30, 2001 declined when compared with the six months ended June 30, 2000 by 6.9% from $2.7 million at June 30, 2000 to $2.5 million at June 30, 2001. Interest income on loans decreased 8.2% from $2.4 million as of June 30, 2000 as compared to $2.2 million as of June 30, 2001. This decrease is the combined effect of a lower loan portfolio base in 2001 compared to 2000 and a decreasing interest rate environment. Other investments and investment bearing deposits increased 13.8% from $109,000 as of June 30, 2000 and $124,000 as of June 30, 2001, mainly due to the banks’ excess funds being placed in FHLB overnight interest bearing IFTS account. FHLB stock dividends increased 10.3% due to the increase in the number of outstanding shares owned.

        Interest Expense. Interest expense for the six months ended June 30, 2001, was $1.7 million compared to $1.9 million for the six months ended June 30, 2000, a decrease of 10.7%. The decrease in deposit expense took place during a time period where actual deposit levels were decreasing accompanied by a down trend on rates paid on these deposits. In the past the Bank has utilized FHLB advances to fund much of the asset growth but with recent sales of loans and the subsequent repayment of FHLB advances, the average balance on FHLB advances has decreased by 24.3% to $26.3 million for the period ended June 30, 2001 from $32.7 million for the period ended June 30, 2000. This reduction in the level of FHLB advances as well as the lower rates associated on the restructured advance portfolio led to the reduction in borrowed money expenses.

        Net Interest Income Before Provision for Loan Losses. Net interest income before provision for loan losses increased 2.0% for the six months ended June 30, 2001, to $836,000 from $820,000 for the six months ended June 30, 2000. This improvement indicates a closer alignment with and recognition of interest spreads and margins in controlling interest related costs.

        Provision for Loan Losses . The provision for loan losses increased from $32,000 for the six months ending June 30, 2000, to $229,000 for the six months ended June 30, 2001. At the board’s request, the new management installed after the 2001 Shareholders Meeting evaluated the additions to the loan portfolio and made recommendations as to how best to recognize and reserve for any potential losses in the portfolio. After this analysis was accomplished, additional loans were classified as either special mention, substandard or doubtful and the allowance provision was increased to provide for these potential future losses. Classified assets for the six months ended June 30, 2001 of $2.7 million compared to the six months ended June 30, 2000 of $63,000.

        Net Interest Income After Provision for Loan Losses . Net interest income after provision for loan losses decreased $181,000 or 23.0% for the six months ended June 30, 2001, to $607,000 from $788,000 for the six months ended June 30, 2000. As indicated in the paragraph above, the change in net interest income after provision for loan losses was due to the increase in the loan loss provision.

        Other Income. Other income increased 55.9% for the six months ending June 30, 2001, to $354,000 from $227,000 for June 30, 2000. Service fee income increased 16.7% from $78,000 at June 30, 2000 to $91,000 at June 30, 2001. This increase was due to increases in bank service charges and increased efforts by bank employees in expanding bank fee income. The gain on sale of loans and securities increased from $23,000 for the six months ended June 30, 2000, to $97,000 for the six months ended 2001. This gain was predominately from the sale of loans and the sale of a security that had passed its call date.

        General and Administrative Expenses. General and administrative expenses for the six months ended June 30, 2001 were $1.3 million compared to $1.0 million for the six months ended June 30, 2000 representing an increase of 31.7%. Compensation and benefits increased by a net of $257,000. This is primarily due to the identification and accrual of the potential payout of the employment contract of the former President and CEO of the bank. The increase in other expenses from $356,000 for the six months ended June 30, 2000, to $420,000 for the six months ended June 30, 2001 is due to increases in professional and legal fees incurred due to the settlement of litigation related to the year 2000 Annual Shareholders Meeting.

        Income Taxes. Income taxes for the six months ended June 30, 2001 was a tax benefit of $110,000 compared to a tax expense of $7,000 for the six months ending June 30, 2000. This change is due to the effect of the additional provision for loan losses and compensation expense.

        Recent Accounting Pronouncements. In June 1998, the FASB issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which establishes for derivative instruments, including derivative instruments imbedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Management adopted this standard without a material effect on the Company’s financial position or results of operations.

On July 29, 2001 the FASB issued SFAS 141 and 142. SFAS 141 requires that all business combinations be accounted for under a single method, the purchase method. The use of the pooling of interest is no longer permitted. SFAS 141 requires that the purchase method be used for combinations initiated after June 30, 2001.

SFAS 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The amortization of goodwill ceases upon adoption of the Statement, which for most companies will be January 1, 2002.

        Contingencies. Director John C. Lame has submitted a request for approval of approximately $273,000 for the reimbursement of expenses incurred in connection with the 2001 Annual Shareholders Meeting. The proposed reimbursement, if approved, will be made in the form of an issue of unregistered Common Stock at an appraised value. The entire reimbursement is subject to regulatory approval. $145,000 of the reimbursement is also subject to shareholder approval, which will be sought at the 2002 Annual Shareholders Meeting. The remainder of $128,000 will not be subject to shareholder approval as it relates to direct proxy solicitation expenses, which were noticed to shareholders in Mr. Lame’s proxy materials issued in connection with the 2001 Annual Shareholders Meeting. Approval of the expenses for reimbursement will result in a charge to earnings at the time of approval.

Part II

Other Information

        Item 2. Changes in Securities and Use of Proceeds.

        On July 19, 2001 Lenox filed a Form 8-A Amendment that stated that Lenox and Fifth Third Bank, as Rights Agent, entered into Amendment No. 1, dated as of June 21, 2001, to the Stockholder Protection Rights Agreement, dated as of May 5, 1999, between Lenox and Fifth Third Bank, in order to amend Section 1.1 of the Agreement. This Amendment No. 1 provides that John C. Lame will not be deemed to be an “Acquiring Person” as defined in the Agreement. The exclusion of Mr. Lame from the definition of Acquiring Person allows Mr. Lame to beneficially own 20% or more of Lenox’s Common Stock without triggering the provisions of the Agreement.

        Item 4. Submission of Matters to a Vote of Security holders.

        On May 9, 2001 at the Annual Shareholders Meeting of the Company, the shareholders elected John C. Lame and Guy E. Napier to the Board of Directors. The term of office as a director for Reba St. Clair, Virginia M. Heitzman and Gail R. Behymer continued after the meeting. In addition, the Company’s shareholders approved the ratification of the appointment of Clark, Schaefer, Hackett & Co. as independent auditors for Lenox for the fiscal year ending December 31, 2001.

        Below are tabulations of the results of these shareholder votes:

Directors Election

Henry E. Brown Vernon L. Morrison John C. Lame Guy Napier	VOTES FOR 85,865 83,867 132,854 132,854	VOTES WITHHELD 4,793 6,791 -0- -0-

Appointment of Auditors

VOTES FOR 87,490	VOTES AGAINST 575	ABSTAINING 2,583

        Item 5. Other Information.

        As a result of the May 9, 2001 Annual Shareholders' Meeting and a subsequent resignation, the Board of Directors of Lenox now consists of Gail R. Behymer, Virginia M. Heitzman, John C. Lame and Guy E. Napier. The officers of Lenox are John C. Lame, Chairman of the Board, President and Chief Executive Officer; Gail Behymer, Vice President, Jane Schank, Secretary and Treasurer and David K. Brown, Chief Financial Officer. The Directors of the Bank are Gail R. Behymer, Michael W. Jordan, John C. Lame, Guy E. Napier and Jane Schank. The officers for the Bank are: Gail R. Behymer, Chairman of the Board; Jane Schank, President and Chief Executive Officer and David K. Brown, Vice President-Finance and Treasurer.

        Item 6. Exhibits and Reports of Form 8-K.

                (a)      Exhibits.

                11.0 Statement regarding Computation of per Share Earnings.

                (b)      Reports on Form 8-K.

        A Form 8-K dated June 5, 2001 was filed to report the results certified by the inspector of elections for the Annual Meeting of Shareholders of the Company held on May 9, 2001. The Form 8-K disclosed that the inspector reported that the Company’s shareholders elected John C. Lame and Guy E. Napier to its Board of Directors, that Lenox’s Board of Directors has accepted the report of the inspector and that Mr. Lame has been appointed Chairman of the Board of Directors.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 14, 2001 Date August 14, 2001 Date	LENOX BANCORP, INC. By: /s/ John C. Lame John C. Lame President & Chief Executive Officer By: /s/ David K. Brown David K. Brown Chief Financial Officer