Form 10QSB/A
period 2001-06-30
LENOX BANCORP INC
filed 2001-09-14
CIK 1000050

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB/A
Amendment No.1

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

Yes   X        No

        As of September 14, 2001, the Company had 285,028 shares of common stock, par value $0.01 per share, outstanding.

Transitional
Small Business Disclosure Format (check one):   Yes      No   X

This Amendment No.1 to Form 10-QSB is being filed solely for the purpose of amending Part I, Item 1 - Financial Statements and Part I, Item 2 - Management Discussion and Analysis of Financial Condition and Results of Operations.

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS.

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
                                                                  ==============    ============

                               LENOX BANCORP, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                  (Dollars in Thousands Except Per Share Data)

                                          Three months ending  Six months ending
                                               June 30,              June 30,
                                          2001        2000      2001       2000
                                          ----        ----      ----       ----
                                              Unaudited            Unaudited

Interest Income and Dividend Income
     Loans                                 $1,092    $1,178    $2,183    $2,379
     Mortgage-backed securities                 7         8        14        18
     Collateralized mortgage obligations       63        75       136       142
     Investments and interest bearing          43        75       124       109
     FHLB stock dividends                      32        29        64        58
                                          --------  --------  --------  --------
          Total                             1,237     1,363     2,521     2,707

Interest Expense
     Deposits                                 427       480       863       931
     Borrowed money                           379       499       822       957
                                          --------  --------  --------  --------
          Total                               806       979     1,685     1,887

     Net interest income before               431       384       836       820
        provision for loan losses

Provision for loan losses                     220         9       229        32
                                          --------  --------  --------  --------

    Net interest income after                 210       375       607       788
       provision for loan losses

Other Income
     Service fee income                        49        43        91        78
     Gain on sale of loans and securities      69         0        97        23
     Mortgage Corp. Operations                106        76       166       125
                                          --------  --------  --------  --------
          Total                               224       120       354       227

General and Administrative Expenses
     Compensation and employee benefits       524       263       736       479
     Occupancy and equipment                   74        84       129       133
     Federal insurance premium                  6         2        11         4
     Franchise taxes                            8        13        23        29
     Other expenses                           238       172       420       356
                                          --------  --------  --------  --------
          Total                               850       534     1,318     1,001

     Income (Loss) before provision          -417       -37      -357        14
        for income taxes

Provision (Credit) for income taxes          -133       -12      -110         7
                                          --------  --------  --------  --------

     Net Income (Loss)                      -$284      -$25     -$247        $7
                                          ========  ========  ========  ========

    Basic Income (Loss) per share          -$1.00    -$0.09    -$0.87     $0.02
                                          ========  ========  ========  ========

    Diluted Income (Loss) per share        -$1.00    -$0.09    -$0.87     $0.02
                                          ========  ========  ========  ========

                               LENOX BANCORP, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  JUNE 30, 2001
                                                       For the Six Months Ended
                                                                June 30
                                                         2001             2000
                                                     ===========       =========
                                                               Unaudited
Cash flows from operating activities
   Net income (loss)                                      -$247              $7
Adjustments to reconcile net income to net cash
      provided (used) by operating activities
   Depreciation and amortization                             44              36
   Provision (credit) for losses on loans                   229              32
   Amortization of deferred loan fees                        25              34
   Deferred loan origination fees (cost)                    -18             -27
   FHLB stock dividends                                     -64             -58
   Gain on sale of investments and loans                    -97            -126
   Amortization of stock incentive plan award                10              10
   ESOP expense, net of tax benefit                           -               -
   Effect of change in operating assets and
        liabilities
     Accrued interest receivable                            115             -65
     Prepaid expenses                                      -190            -185
     Prepaid federal income tax                             -76              31
     Advances by borrowers for taxes and
        insurance                                          -150            -226
     Accrued expenses                                       332              84
                                                    ------------    ------------
            Net cash provided (used) by
                operating activities                        -87            -453

Cash flow from Investing activities
   Property and equipment additions                          -5            -955
   Repayments of mortgage backed securities                  82              57
   Purchase of certificates of deposit                       -2              -3
   Maturity of certificates of deposit                      100             100
   Net change in loans                                   -5,455          -4,573
   Proceeds from sale of investments                        711               0
   Proceeds from sale of mortgage loans                   7,460           6,778
   Purchase of FHLB stock                                     -             -40
   Maturity of investments - AFS                            600               -
                                                    ------------    ------------
            Net cash provided (used) by
                investing activities                      3,491           1,364

Cash Flows from financing activities
   Net increase (decrease) in deposits                   -1,487          -1,983
   Borrowings from FHLB                                       -          13,000
   Repayments of FHLB advances                           -3,570         -11,429
                                                    ------------    ------------
           Net cash provided (used) by investing
                activities                               -5,057            -412

Increase (decrease) in cash and cash equivalents         -1,653             499
Cash and cash equivalents at beginning of period          2,591             738
                                                    ------------    ------------

Cash and cash equivalents at end of period                  938           1,237
                                                    ============    ============

Supplemental disclosure
   Cash Paid for:
     Interest expense                                     1,724           1,864
     Income taxes                                             -               -
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

        Stockholders’ Equity. Stockholders’ equity decreased 3.4% from $4.8 million at December 31, 2000 to $4.6 million at June 30, 2001. The decrease was primarily due to a $247,000 decrease in retained earnings for net loss generated for the period offset by a $77,000 decrease in the unrealized loss on available for sale securities. The Bank’s capital position as of June 30, 2001 was $4.6 million, which is 6.9% of the assets.

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

        Liquid assets (cash and investment securities) decreased $2.9 million during the six months ended June 30, 2001 to $2.4 million. This decrease reflects net loan increase of $5.6 million, a $1.5 million decrease in deposits and repayment of $3.6 million in FHLB advances offset by loans sales of $7.6 million, repayments on mortgage-backed securities of $82,000 and the maturity and sale of investments of $1.4 million. Liquid assets represent 3.6% of total assets as of June 30, 2001.

        The net change in loans before sales was $5.5 million for the six months ended June 30, 2001 as compared to $4.6 million for the period ended June 30, 2000. The increase in loan demand from the current low rate interest environment is the reason for the increase in the loans prior to the sale of loans on the secondary market. The Bank continues to sell loans with servicing retained on the secondary market. The Bank sold $7.5 million of loans during the six months ended June 30, 2001 as compared to $6.8 million of loans for the prior six-month period. The loans sold represented loans classified as available for sale by management. The loan sale proceeds were used to repay FHLB advances that the Bank had utilized to fund the loans upon origination.

        The Bank is required to maintain a minimum level of liquidity consistent with safe and sound operation of the institution. The Bank’s most liquid assets are cash, federal funds sold, and unpledged marketable securities. The levels of the Bank’s liquid assets are dependent on the Bank’s operation, financing, lending and investing activities during any given period. In addition the bank has a ready source of Federal Home Loan Bank (FHLB) Advance borrowing capacity. These funds can be accessed quickly and at competitively rates to meet liquidity needs. At June 30, 2000, an additional $7.7 million was available to be drawn as additional advances from the FHLB representing a total liquidity source of $10.1 million.

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

COMPARISON OF RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2001, AND 2000.

        Interest and Dividend Income. Interest and dividend income for the six months ended June 30, 2001 declined when compared with the six months ended June 30, 2000 by 6.9% from $2.7 million at June 30, 2000 to $2.5 million at June 30, 2001. Interest income on loans decreased 8.2% from $2.4 million as of June 30, 2000 compared to $2.2 million as of June 30, 2001. This decrease is the combined effect of a lower loan portfolio base in 2001 compared to 2000 and a decreasing interest rate environment. Other investments and investment bearing deposits increased 13.8% from $109,000 as of June 30, 2000 and $124,000 as of June 30, 2001, mainly due to the banks’ excess funds being placed in FHLB overnight interest bearing IFTS account. FHLB stock dividends increased 10.3% due to an increase in the number of outstanding shares owned.

        Interest Expense. Interest expense for the six months ended June 30, 2001, was $1.7 million compared to $1.9 million for the six months ended June 30, 2000, a decrease of 10.7%. The decrease in deposit expense took place during a time period where actual deposit levels were decreasing accompanied by a downward trend on rates paid on these deposits. In the past the Bank has utilized FHLB advances to fund much of the asset growth but with recent sales of loans and the subsequent repayment of FHLB advances, the average balance on FHLB advances has decreased by 24.3% to $26.3 million for the period ended June 30, 2001 from $32.7 million for the period ended June 30, 2000. This reduction in the level of FHLB advances as well as the lower rates associated on the restructured advance portfolio led to the reduction in borrowed money expenses.

        Net Interest Income Before Provision for Loan Losses. Net interest income before provision for loan losses increased 2.0% for the six months ended June 30, 2001, to $836,000 from $820,000 for the six months ended June 30, 2000. This improvement indicates a closer alignment with and recognition of interest spreads and margins in controlling interest related costs.

        Provision for Loan Losses . The provision for loan losses increased from $32,000 for the six months ending June 30, 2000, to $229,000 for the six months ended June 30, 2001. The loan loss was increased to reflect management’s best estimate of probable losses inherent in the loan portfolio as of June 30, 2001. At the board’s request management evaluated the recent changes in the loan portfolio.

                   Allocation of the Allowance for Loan Losses

Balance at End of Period        2001                       2000

                   Amount       % of total loans    Amount      % of total loans

Real Estate        290,000      96%                 82,000      97%

Installment         16,000       4%                 40,000       3%

Unallocated           0          0%                    0         0%

                   306,000      100%                122,000     100%

          The increase in the allowance for loan losses was based on the increase in the amount of loans secured by non-owner occupied real estate located outside the Cincinnati lending area. The Bank has experienced an increase in the concentration of its non-owner occupied real estate portfolio from 30% as of June 2000 to approximately 50% as of June 2001. The majority of this increase is secured by real estate outside the Cincinnati lending area. The Bank has also experienced an increase in the amount of loans to multiple borrowers that are secured by non-owner occupied property outside the local area. This increase in non-owner occupied real estate loans and the increased inherent risk in this type of lending caused management to perform an expanded analysis of the loan portfolio. The expanded analysis included a review of the recent changes in the loan portfolio from lending to borrowers on owner occupied properties to non-owner occupied properties. The loan portfolio was analyzed and loans were classified as "unclassified", "special mention", "substandard", "doubtful" and "loss". The classification was determined by evaluating the risk for each loan group and individually once classified. "Unclassifed" loans are assets of sound quality with no current or potential weakness which may jeopardize collection. "Special mention" loans are assets that have a potential weakness or pose an unwarranted financial risk that, if not corrected, could weaken the asset and increase the risk in the future. "Substandard" loans are assets that are 90 days or more delinquent or 60 days delinquent if less than a 12 months, are inadequately protected by the current new worth and paying capacity of the obligor or of the collateral pledged, have a well defined weakness based upon objective evidence, and are characterized by the distinct possibility of sustaining some loss if the deficiencies are not corrected. "Doubtful" loans are assets that have all the weaknesses in those classified "substandard", with the added characteristic that the weaknesses make collection or liquidation in full highly questionable and improbable. "Loss" are assets considered uncollectible and of such little value that their continuance as assets is not warranted.

          Loans 90 days delinquent were placed in non-accrual status, and classified as substandard, doubtful, or loss. Classified assets as of June 30, 2001 were $2.7 million as compared to $218,000 as of June 30, 2000. As of June 30, 2001 classified assets categories were special mention of $2.1 million, substandard of $454,000, doubtful of $28,000 and loss of $17,000. Classified assets as of June 30, 2000 were $218,000, with special mention of $113,000, substandard of $102,000, doubtful of $777 and loss of $2,000.

          The new management installed after the 2001 Shareholders Meeting determined that the change in the loan portfolio from owner-occupied real estate lending to non-owner occupied real estate lending was a significant change in the loan portfolio. Management believes this significant change in the loan portfolio warrants the increase in the allowance for loan losses. Management established allowances related to the classified assets based on the total of each classification. Classified loans are based on management's analysis of the individual loans and the underlying collateral. The general reserve includes all other unclassified loans as part of the calculation for evaluating the inherent risk in lending. Management also considered the past loan loss experience, the current economic conditions and the requirements of the regulatory agencies in determining the appropriate level of the allowance for loan losses.

         Management on a periodic basis evaluates the loan portfolio and specific loans that indicate situations that may affect the borrower's ability to pay and the estimated underlying collateral. Once classified by management all assets are analyzed on a quarterly basis to monitor the differences between actual losses and the estimated losses. The Bank currently has not experienced a significant increase in non-performing loans or actual observed losses as compared to prior periods but the increase in inherent risk, as a result of increased non-owner occupied real estate loans added to the loan portfolio, warrants the increase provision for loan losses.

                       Analysis of Allowance for Loan Loss

Balance at beginning period                 June 2001                 June 2000
of January:                                 $125,000                  $ 90,000
Charge offs:
Real Estate-mortgage                        $ 48,000                  $      0
Installment loans to individuals            $  2,000                  $  3,000

Recoveries:
Real Estate-mortgage                        $      0                  $      0
Installment loans to individuals            $  2,000                  $  3,000

Net charge-offs:                            $ 48,000                  $      0

Additions charged to operations             $229,000                  $ 32,000

Balance at end of period                    $306,000                  $122,000

Ratio of net charge-offs during the period to average loans outstanding
during the period:                          .08%                      .0%

        Net Interest Income After Provision for Loan Losses . Net interest income after provision for loan losses decreased $181,000 or 23.0% for the six months ended June 30, 2001, to $607,000 from $788,000 for the six months ended June 30, 2000. As indicated in the above paragraph above, the change in net interest income after provision for loan losses was due to the increase in the loan loss provision.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

September 14, 2001 Date September 14, 2001 Date	LENOX BANCORP, INC. By: /s/ John C. Lame John C. Lame President & Chief Executive Officer By: /s/ David K. Brown David K. Brown Chief Financial Officer