Form 10QSB
period 2001-09-30
LENOX BANCORP INC
filed 2001-11-14
CIK 1000050

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[   X   ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
              EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

or

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

Yes    X        No

        As of November 14, 2001, the Company had 353,528 shares of common stock, par value $0.01 per share, outstanding.

Transitional Small Business Disclosure Format (check one):     Yes             No    X

                               LENOX BANCORP, INC.

                                      INDEX

PART I.  FINANCIAL INFORMATION                                       PAGE NUMBER
                                                                     -----------

     Item 1.  Financial Statements (Unaudited)

              Consolidated Balance Sheets                                  4
              September 30, 2001 and December 31, 2000

              Consolidated Statements of Operations                        5
              Nine months ended September 30, 2001 and 2000

              Consolidated Statements of Cash Flows                        6
              Nine months ended September 30, 2001 and 2000

              Notes to Consolidated Financial Statements                   7

      Item 2. Management's Discussion and                                  8
              Analysis of Financial Condition
              and Results of Operations

PART II.      OTHER INFORMATION

      Item 1. Legal Proceedings                                           12

      Item 2. Changes in Securities and Use of Proceeds                   12

CAUTIONARY STATEMENT RELATINGTO
FORWARD LOOKING STATEMENTS

        The Private Securities Litigation Reform Act of 1995 provides a safe harbor from civil litigation for forward-looking statements accompanied by meaningful cautionary statements. Statements contained in this Form that are not historical facts are forward-looking statements based on our current expectations and beliefs concerning future developments. There can be no assurance that future developments affecting us will be the same as those that we anticipated. Actual results could differ materially from those projected in the forward-looking statements. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identified by use of the words “may,” “will,” “continue,” “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations include:

  changes in financial markets;
  changes in the demand for and market acceptance of our products and services;
  changes in general economic conditions including interest rates and the presence of competitors with greater financial resources;
  the continued availability of adequate funding sources;
  loan delinquency rates and the possible inadequacy of allowances for loan losses; and
  changes in state and federal regulations.

        In addition, borrowers could suffer financial losses without regard to general economic conditions. These and other factors could cause differences from expectations in the level of defaults, changes in risk, characteristics of our loan portfolio and changes in our provisions for loan losses.

                        LENOX BANCORP, INC.CONSOLIDATED
                                 BALANCE SHEETS

                             (DOLLARS IN THOUSANDS)

                                                     September 30,  December 31,
                                                         2001           2000
                                                     -------------  ------------
                                                       Unaudited

Assets

Cash and due from bank                                  $ 2,181       $ 2,591
Certificates of deposit                                       0            98
  Investment securities - available
    for sale, at fair value (amortized
    cost of $1,000 and $2,700 at
    September 30, 2001 and Dec. 31,
    2000)                                                 1,000         2,661
  Mortgage-backed securities -
    available for sale, at fair value
    (amortized cost of $403 and $501
    at September 30, 2001 and Dec. 31,
    2000)                                                   413           509
  Collateralized mortgage obligations -
    available for sale, at fair value
    (amortized cost of $3,998 and $4,098
    at Sep. 30, 2001 and Dec. 31, 2000)                   4,036         4,050
                                                        -------       -------
Total Investment Securities                               5,449         7,220
Loan receivable, net                                     53,388        54,251
Loans held for sale - at lower of cost
  or market                                                   0         3,711
Accrued interest receivable:
  Loans                                                     339           421
  Mortgage-backed securities                                  3             4
  Collateralized mortgage obligation                         23            26
  Investments and certificates of deposit                    34            50
Property and equipment, net                               1,222         1,266
Federal Home Loan Bank stock - at cost                    1,861         1,765
Other Real Estate Owned                                      35             0
Prepaid expenses and other assets                           559           336
Prepaid federal income taxes                                 81            90
                                                        -------       -------
                                                        $65,175       $71,829
                                                        =======       =======

Liabilities and Stockholders' Equity
Liabilities:
  Deposits:
    Savings, club and other accounts                    $ 7,984       $ 7,274
    Money market and NOW accounts                         3,283         4,668
    Certificate accounts                                 22,143        24,603
                                                        -------       -------
       Total deposits                                    33,410        36,544
Advances from Federal Home Loan Bank                     25,236        29,864
Advance payments by borrowers for
   taxes and insurance                                      224           257
Accrued expenses                                            714           286
Deferred federal income taxes                               128            75
                                                        -------       -------
          Total liabilities                             $59,712       $67,026
                                                        =======       =======

Stockholders' equity
Common Stock - no par value:
  2,000,000 authorized,
  494,177 issued and 353,528
  outstanding at Sep. 30, 2001
  and 285,028 at Dec. 31, 2000                              494           426
Additional paid in capital                              $ 4,025       $ 3,341
Retained earnings - substantially
  restricted                                              3,819         4,058
Unearned ESOP shares                                       -171          -171
Share acquired for Stock Incentive Plan                    -169          -184
Treasury stock 140,649 shares at
  Sep. 30, 2001 and 140,649 shares
  at Dec. 31, 2000                                       -2,567        -2,567
    Accumulated other comprehensive
      income:
    Unrealized (loss) on available
      for sale securities net of taxes                       32          -100
                                                        -------       -------
         Total stockholders' equity                     $ 5,463       $ 4,803
                                                        -------       -------

Total liabilities and stockholders' equity              $65,175       $71,829
                                                        =======       =======

                              LENOX BANCORP, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS

                  (Dollars in Thousands Except Per Share Data)

                                                 Three months       Nine months
                                                    ending            ending
                                                 September 30,     September 30,
                                                 -------------     -------------
                                                   Unaudited        Unaudited
                                                 2001    2000      2001     2000
                                                 ----    ----      ----     ----
Interest Income and Dividend Income
  Loans                                         1,052    1,196    3,234    3,564
  Mortgage-backed securities                        7       10       22       28
  Collateralized mortgage obligations              70       77      206      219
  Investments and interest bearing                 28       46      152      140
  FHLB stock dividends                             32       32       96       90
                                                -----    -----    -----    -----
       Total                                    1,189    1,361    3,710    4,041

Interest Expense
  Deposits                                        396      461    1,259    1,370
  Borrowed money                                  364      529    1,186    1,496
                                                -----    -----    -----    -----
       Total                                      760      990    2,445    2,866

  Net interest income before
     provision for loan losses                    429      371    1,265    1,175

Provision for loan losses                           9        9      238       41
                                                -----    -----    -----    -----

  Net interest income after
    provision for loan losses                     420      362    1,027    1,134

Other Income
  Service fee income                               54       38      147      116
  Gain (Loss) on sale of
    loans and securities                          -20      -12       76       11
  Mortgage Corp. Operations                        84       30      250      155
                                                -----    -----    -----    -----
       Total                                      118       56      473      282

General and Administrative Expenses
  Compensation and employee benefits              284      216    1,020      651
  Occupancy and equipment                          67       59      196      169
  Federal insurance premium                         4        5       15        9
  Franchise taxes                                   2       14       25       43
  Other expenses                                  161      183      581      589
                                                -----    -----    -----    -----
       Total                                      518      477    1,837    1,461

  Income (Loss) before
    provision for income taxes                     20      -59     -337      -45

Provision (Credit)
    for income taxes                               12      -17      -98      -10
                                                -----    -----    -----    -----

  Net Income (Loss)                                 8      -42     -239      -35
                                                =====    =====    =====    =====

  Basic Income (Loss) per share                 $0.02   $(0.15)  ($0.84)  $(0.10)
                                                =====    =====    =====    =====
  Diluted Income (Loss) per share               $0.02   $(0.15)  ($0.84)  $(0.10)
                                                =====    =====    =====    =====

                              LENOX BANCORP, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                 For the Nine
                                                                 Months Ended
                                                                 September 30
                                                                2001       2000
                                                               ------     ------
                                                                   Unaudited
 Cash flows from operating activities
  Net income (loss)                                              -239        -35
Adjustments to reconcile net income
  to net cash provided (used) by operating activities
    Depreciation and amortization                                  55         55
    Provision for losses on loans                                 238         41
    Amortization of deferred loan fees                             43         47
    Deferred loan origination fees (cost)                         -27        -39
    FHLB stock dividends                                          -96        -90
    Gain on sale of investments and loans                         -76       -111
    Amortization of stock incentive plan award                     15         15
    ESOP expense, net of tax benefit                               --         --
    Effect of change in operating
      assets and liabilities
        Accrued interest receivable                               102        -57
        Prepaid expenses                                         -223       -300
        Prepaid federal income tax                                  9         35
        Advances by borrowers for taxes
          and insurance                                           -33       -121
        Accrued expenses                                          428        426
                                                               ------     ------
        Net cash provided (used)
          by operating activities                                 196       -134

Cash flow from Investing activities
  Property and equipment additions                                 -5       -955
  Repayments of mortgage backed securities                         96         67
  Purchase of certificates of deposit                              -2         -4
  Purchase of Investments                                      -4,072         --
  Maturity of certificates of deposit                             100        100
  Net change in loans                                          -2,234      2,081
  Proceeds from sale of investments                             4,037         --
  Proceeds from sale of mortgage loans                          8,137      4,497
  Purchase of FHLB stock                                           --        -59
  Maturity of investments - AFS                                 1,100         --
                                                               ------     ------
       Net cash provided (used)
         by investing activities                                7,157      5,727

Cash Flows from financing activities
  Net increase (decrease) in deposits                          -3,134     -2,323
  Borrowings from FHLB                                           --       14,950
  Repayments of FHLB advances                                  -4,628    -17,843
                                                               ------     ------
       Net cash provided (used)
         by investing activities                               -7,762     -5,216

Increase (decrease) in cash
  and cash equivalents                                           -409        377
Cash and cash equivalents at
  beginning of period                                           2,591        738
                                                               ------     ------

Cash and cash equivalents
  at end of period                                              2,181      1,115
                                                               ======     ======

Supplemental disclosure
  Cash Paid for:
    Interest expense                                            2,486      2,868
    Income taxes                                                   --         --

PART I.     FINANCIAL INFORMATION

ITEM 1.     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

LENOX BANCORP AND SUBSIDIARY

  BASIS OF PRESENTATION

  The accompanying unaudited consolidated financial statements have been prepared in accordance with U. S. generally accepted accounting principals for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U. S. generally accepted accounting principals for complete financial statements. The consolidated financial statements include the accounts of Lenox Bancorp, Inc. (“Lenox” or the “Company”) and its wholly owned subsidiary Lenox Savings Bank (the “Bank”), which includes Lenox Mortgage Corporation. In the opinion of Lenox Bancorp, Inc. (the “Company”) the unaudited consolidated financial statements include all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation of financial position, results of operation and cash flow for the interim period. All significant inter-company transactions have been eliminated in consolidation. The investment in the Bank on Lenox’s financial statements is carried at the parent company’s equity in the underlying net assets.

  The preparation of financial statements in conformity with U. S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Results of operations and cash flows for the nine-month period ended September 30, 2001, are not necessarily indicative of the results to be expected for the full year to end December 31, 2001. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements, accounting policies and financial notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 filed with the Securities and Exchange Commission.

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

  The net loss for the nine months ended September 30, 2001, was ($0.84) per share or ($239,000) on an average of 285,028 shares, compared to net loss for the nine months ended September 30, 2000, of $35,000 or $(0.10) per share.

PART I.    FINANCIAL INFORMATION

ITEM 2.     MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS.

COMPARISON OF FINANCIAL CONDITION
AT SEPTEMBER 30, 2001 AND DECEMBER 31, 2000

Assets. Total assets decreased 9.2% to $65.2 million at September 30, 2001 from $71.8 million at December 31, 2000. This decrease was due to a 7.9% decrease in loans receivable from $58.0 million at December 31, 2000, to $53.4 million at September 30, 2001 and was the combined effect of loan sales, early payoffs, and new loan activity. Total Investment Securities decreased 24.5% to $5.4 million at September 30, 2001 from $7.2 million at December 31, 2000. The $1.8 million decrease was primarily due to two agency bonds being called and one callable agency bond being sold. The remainder of the change was due to fluctuations in the market valuation of securities and principal pay downs for certain securities. Cash due from banks decreased $409,000 million to $2.2 million at September 30, 2001 from $2.6 million at December 31, 2000 as the previous excess funds were applied to paying down Federal Home Loan Bank advances. The bank is actively working on additional ways to utilize these funds by improving the yields earned on such funds and at the same time not extending the maturity of these investments very far out into the future. Some of these excess funds will be used early in the fourth quarter 2001 to pay down additional Federal Home Loans Bank Advances.

Liabilities. Total liabilities decreased 10.9% from $67.0 million at December 31, 2000, to $59.7 million at September 30, 2001, primarily due to a decrease in Federal Home Loan Bank (FHLB) Advances of 15.5%, from $29.9 million at December 31, 2000, to $25.2 million at September 30, 2001. Several successful sales of small blocks of loans has allowed the Bank to resize the FHLB advance portfolio and make a partial prepayment of its last LIBOR based advance. The remaining portion of the LIBOR based advance will be addressed during the fourth quarter of 2001.

The deposit base decreased 8.6% from $36.5 million at December 31, 2000, to $33.4 million at September 30, 2001,and the make up of the deposit base has changed. Certificate of deposit accounts declined 10.0% from $24.6 million at December 31, 2000 to $22.1 million at September 30, 2001 due to decreasing interest rate environment and lower pricing in an effort to reduce the Banks’ cost of funds. In addition, Money Market and NOW accounts declined 29.7% from $4.7 million at December 31, 2000, to $3.3 million at September 30, 2001. The decline in these accounts is based on a combination of falling interest rates and the more temporary nature of the balances in these accounts. This decrease, however, was partially offset by savings, club and other accounts increasing 9.8% from $7.3 million at December 31, 2000, to $8.0 million at September 30, 2001. This repositioning helps to improve the Bank’s interest rate risk position in that many of these accounts are either tied to a lower yielding account or to an account that will reprice when rates change. Accrued expenses and other liabilities increased to $714,000 at September 30, 2001 from $286,000 at December 31, 2000. This increase relates to the 2001 Shareholders Meeting and occurred in the second quarter 2001. A significant portion of the accrual is additional $300,000 for the potential payout of the employment contract of the Bank’s former President and CEO.

Stockholders’ Equity. Stockholders’ equity increased 13.7% from $4.8 million at December 31, 2000 to $5.5 million at September 30, 2001. The increase was due to a $753,500 or 68,500 additional shares at $11.00 per share, investment in common stock by the Bancorp and Bank directors. The Bank’s Tier 1 leverage and total capital to risk-weighted capital ratios were 8.47% and 16.60%, respectively. Net loss generated for the period was offset partially by a $132,000 change from an unrealized loss on “available for sale securities” of $100,000 to an unrealized gain on “available for sale securities” of $32,000. The Bank’s capital position as of September 30, 2001 was $5.5 million, which is 8.4% of the assets.

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

The primary investment activity of the Company for the nine months ended September 30, 2001, was the origination of mortgage and consumer loans. The most significant source of funds for the nine months ending September 30, 2001, was the repayment of mortgage loans and the sale of mortgage loans.

Liquid assets decreased $410,000 during the nine months ended September 30, 2001 to $2.2 million. The reduction is primarily due to lower balances held at FHLB. The Bank is required to maintain a minimum level of liquidity consistent with safe and sound operation of the institution. The Bank’s most liquid assets are cash, federal funds sold, and unpledged marketable securities. The levels of the Bank’s liquid assets are dependent on the Bank’s operation, financing, lending and investing activities during any given period. In addition the Bank has a ready source of FHLB advance borrowing capacity. These funds can be accessed quickly and at competitive rates to meet liquidity needs. At September 30, 2001, an additional $7.3 million was available to be drawn as advances from the FHLB and $5.0 million in unpledged investment securities representing a total liquidity source of $13.5 million or 20.7 % of total assets.

The net change in loans before sales was $5.5 million for the nine months ended September 30, 2001 as compared to $4.6 million for the period ended September 30, 2000. The increase in loan demand from the current low rate interest environment is the reason for the increase. The Bank continues to sell loans with servicing retained on the secondary market. The Bank sold $8.1 million of loans during the nine months ended September 30, 2001 as compared to $6.8 million of loans for the prior nine-month period. The loans sold represented loans classified as available for sale by management.

At September 30, 2001, the Bank’s capital met all the capital requirements stipulated in the Memorandum of Understanding dated May 4, 2001 with the FDIC and the State Department of Commerce. This was due to the capital infusion of $753,500 or 68,500 additional shares at $11.00 per share. The Bank’s Tier 1 leverage and total capital to risk-weighted capital ratios were 8.47% and 16.60%, respectively.

Comprehensive loss for the nine months ending September 30, 2001, and 2000 was $90,000 and $91,000 respectively. The difference between net loss and comprehensive income consists solely of the effect of unrealized gain and losses, net of taxes, on available for sale securities.

COMPARISON OF RESULTS OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

Interest and Dividend Income. Interest and dividend income for the nine months ended September 30, 2001 declined when compared with the nine months ended September 30, 2000 by 8.2% from $4.0 million at September 30, 2000 to $3.7 million at September 30, 2001. Interest income on loans decreased 9.3% from $3.6 million as of September 30, 2000 compared to $3.2 million as of September 30, 2001. This decrease is the combined effect of a lower loan portfolio base in 2001 compared to 2000 and a decreasing interest rate environment. Other investments and investment bearing deposits increased 8.6% from $140,000 as of September 30, 2000 and $152,000 as of September 30, 2001, mainly due to the banks’ excess funds being placed in FHLB overnight interest bearing IFTS account. FHLB stock dividends increased 6.7% due to an increase in the number of outstanding shares owned.

Interest Expense.Interest expense for the nine months ended September 30, 2001, was $2.4 million compared to $2.9 million for the nine months ended September 30, 2000, a decrease of 14.7%. The decrease in deposit expense is a result of a downward trend in the market on rates paid on deposits combined with decreasing deposit levels primarily in the higher interest bearing certificates of deposits. In the past the Bank has utilized FHLB advances to fund much of the asset growth but with recent sales of loans and the subsequent repayment of FHLB advances, the balance on FHLB advances has decreased by 10.6% to $25.2 million for the period ended September 30, 2001 from $28.2 million for the period ended September 30, 2000. This reduction in the level of FHLB advances combined with the lower rates associated on the advance portfolio led to the reduction in borrowed money expenses.

Net Interest Income Before Provision for Loan Losses. Net interest income before provision for loan losses increased 7.7% for the nine months ended September 30, 2001, to $1.3 million from $1.2 million for the nine months ended September 30, 2000. This improvement indicates a closer alignment with and recognition of interest spreads and margins in controlling interest related costs.

Provision for Loan Losses. The provision for loan losses increased from $41,000 for the nine months ending September 30, 2000, to $238,000 for the nine months ended September 30, 2001. The loan loss was increased to reflect management’s best estimate of probable losses inherent in the loan portfolio as of September 30, 2001.

Allocation of the Allowance for Loan Losses

Balance at End of Period

                                    2001                           2000
                         -----------------------       ----------------------
                                       % of                           % of
                         Amount      total loans        Amount    total loans
                         -------     -----------       -------    -----------
Real Estate              281,000         97%            82,000          67%

Installment               10,000          3%            40,000          33%

Unallocated                    0          0%                 0           0%
                         -------        ----           -------         ----
                         291,000        100%           122,000         100%

The increase in the allowance for loan losses was based on the increase in the amount of loans secured by non-owner occupied real estate located outside the Cincinnati lending area. The Bank has experienced an increase in the concentration of its non-owner occupied real estate portfolio from 30% as of September 2000 to approximately 46% as of September 2001. The majority of this increase is secured by real estate outside the Cincinnati lending area. The Bank has also experienced an increase in the amount of loans to multiple borrowers that are secured by non-owner occupied property outside the local area. The increase in non-owner occupied real estate loans and the increased inherent risk in this type of lending are the primary reasons for the increase in the provision for loan loss. Most of the increase in non-owner occupied real estate loans occurred in the first six months of the year. The loan portfolio was analyzed and loans were classified as “unclassified”, “special mention”, “substandard”, “doubtful” and “loss”. The classification was determined by evaluating the risk for each loan group and individually once classified. “Unclassifed” loans are assets of sound quality with no current or potential weakness, which may jeopardize collection. “Special mention” loans are assets that have a potential weakness or pose an unwarranted financial risk that, if not corrected, could weaken the assets and increase the risk in the future. “Substandard” loans are assets that are 90 days or more delinquent or 60 days delinquent if less than a 12 months, are inadequately protected by the current new worth and paying capacity of the obligor or of the collateral pledged, have a well defined weakness based upon objective evidence, and are characterized by the distinct possibility of sustaining some loss if the deficiencies are not corrected. “Doubtful” loans are assets that have all the weaknesses in those classified “substandard”, with the added characteristic that the weaknesses make collection or liquidation in full highly questionable and improbable. “Loss” are assets considered non-collectible and of such little value that their continuance as assets is not warranted.

Loans 90 days delinquent were placed in non-accrual status, and classified as substandard, doubtful, or loss. Classified assets as of September 30, 2001 were $2.5 million as compared to $215,000 as of September 30, 2000. As of September 30, 2001 classified assets categories were special mention of $2.1 million, substandard of $430,000, doubtful of $15,000 and loss of $4,000. Classified assets as of September 30, 2000 special mention was $95,000, substandard was $113,000, doubtful was $0 and loss was $7,000.

The change in the loan portfolio from owner-occupied real estate lending to non-owner occupied real estate lending was a significant change in the loan portfolio. Management believes this significant change in the loan portfolio warrants the increase in the allowance for loan losses. Management established allowances related to the classified assets based on the total of each classification. Classified loans are based on management’s analysis of the individual loans and the underlying collateral. The general reserve includes all other unclassified loans as part of the calculation for evaluating the inherent risk in lending. Management also considered the past loan loss experience, the current economic conditions and the requirements of the regulatory agencies in determining the appropriate level of the allowance for loan losses.

Management on a periodic basis evaluates the loan portfolio and specific loans that indicate situations that may affect the borrower’s ability to pay and the estimated underlying collateral. Once classified by management all assets are analyzed on a quarterly basis to monitor the differences between actual losses and the estimated losses. The Bank currently has experienced an increase in non-performing loans and actual observed losses as compared to prior periods. The inherent risk in the increased non-owner occupied real estate loans added to the loan portfolio combined with the increase in non-performing loans and actual losses warrants the increase provision for loan losses.

                       Analysis of Allowance for Loan Loss
                       -----------------------------------

                                                         September     September
                                                            2001          2000
                                                        ----------     ---------
Balance at beginning period of January:                  $125,000       $ 90,000

Charge offs:
Real Estate-mortgage                                     $ 57,000       $      0
Installment loans to individuals                         $ 17,000       $ 16,000

Recoveries:
Real Estate-mortgage                                     $      0       $      0
Installment loans to individuals                         $  2,000       $  3,000

Net charge-offs:                                         $ 72,000       $ 13,000

Additions charged to operations                          $238,000       $ 41,000

Balance at end of period                                 $291,000       $118,000

Ratio of net charge-offs during
  the period to average loans
  outstanding during the period:                             .13%           .02%

Net Interest Income After Provision for Loan Losses. Net interest income after provision for loan losses decreased $107,000 or 9.4% for the nine months ended September 30, 2001, to $1.0 million from $1.1 million for the nine months ended September 30, 2000. The change in net interest income after provision for loan losses was due to the increase in the loan loss provision.

Other Income. Other income increased 67.7% for the nine months ending September 30, 2001, to $473,000 from $282,000 for September 30, 2000. Service fee income increased 26.7% from $116,000 at September 30, 2000 to $147,000 at September 30, 2001. This increase was due to increases in bank service charges and increased efforts by bank employees in expanding bank fee income. Mortgage Corporation gross income increased 61.3% from $155,000 at September 30, 2000 to $250,000 at September 30, 2001. The increase was due to increased volume in the refinance market generated by lower market rates. The gain on sale of loans and securities increased from $11,000 for the nine months ended September 30, 2000, to $76,000 for the nine months ended 2001. This net gain was predominantly from the sale of loans and the sale of a security that had passed its call date.

General and Administrative Expenses. General and administrative expenses for the nine months ended September 30, 2001 were $1.8 million compared to $1.5 million for the nine months ended September 30, 2000 representing an increase of 25.7%. Compensation and benefits increased by a net of $369,000. This is primarily due to the identification and accrual of the potential payout of the employment contract of the former President and CEO of the Bank. The decrease in other expenses from $589,000 for the nine months ended September 30, 2000, to $581,000 for the nine months ended September 30, 2001 is due to decreases in professional and legal fees incurred due to the settlement of litigation related to the 2000 Annual Shareholders Meeting.

Income Taxes. Income taxes for the nine months ended September 30, 2001 was a tax benefit of $98,000 compared to a tax benefit of 10,000 for the nine months ending September 30, 2000. This change is due to the effect of the additional provision for loan losses and compensation expense.

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

On July 29, 2001 the FASB issued SFAS 141 and 142. SFAS 141 requires that all business combinations be accounted for under a single method, the purchase method. The use of the pooling of interests is no longer permitted. SFAS 141 requires that the purchase method be used for combinations initiated after September 30, 2001.

SFAS 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The amortization of goodwill ceases upon adoption of the Statement, which for most companies will be January 1, 2002.

Part II

Other Information

Item 1.     Legal Proceedings

On September 25, 2001 Virginia M. Heitzman filed with the American Arbitration Association a demand for arbitration with Lenox Bancorp and Lenox Savings Bank. Ms. Heitzman’s demand sets forth claims for, among other things, reinstatement of employment and an unspecified amount of damages, including punitive damages, as a result of alleged wrongful termination of her employment agreements with Lenox Bancorp and Lenox Savings Bank. On July 13, 2001 the Boards of Directors of Lenox Bancorp and Lenox Savings Bank notified Ms. Heitzman of the termination of her employment agreements for cause. Lenox Bancorp and Lenox Savings Bank previously accrued for the potential payout of the employment agreements and are contesting the arbitration demands of Ms. Heitzman. Ms. Heitzman, the former CEO and President of Lenox Bancorp and Lenox Savings Bank, is a member of the Board of Directors of Lenox Bancorp. Her term is set to expire at Lenox Bancorp’s next Annual Meeting of Shareholders unless she is reelected.

Item 2.     Changes in Securities and Use of Proceeds

        (c)   On September 28, 2001, the Registrant sold 68,500 shares of Common Stock to six officers and directors of the Registrant and its wholly-owned subsidiary for $11 per share. The issuance of these shares was exempt from registration under the Securities Act of 1933 pursuant to the exemption provided by Section 4 (2) of that Act.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 14, 2001 Date November 14, 2001 Date	LENOX BANCORP, INC. By: /s/ John C. Lame John C. Lame President & Chief Executive Officer By: /s/ David K. Brown David K. Brown Chief Financial Officer