Form 10KSB40
period 2001-12-31
LENOX BANCORP INC
filed 2002-03-28
CIK 1000050

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                  FORM 10-KSB

[X] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2001; or

[_] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                         Commission File No.: 0-28162

                              LENOX BANCORP, INC.
             -----------------------------------------------------
                (Name of small business issuer in its charter)

         Ohio                                              31-1445959
----------------------                         ---------------------------------
   (State or other                                    (I.R.S. Employer of
    jurisdiction)                                incorporation or organization
                                                      Identification No.)

                 4730 Montgomery Road, Cincinnati, Ohio 45212
             -----------------------------------------------------
                   (Address of principal executive offices)

                   Issuer's telephone number: (513) 531-8655

          Securities registered pursuant to Section 12(b) of the Act:

 Title of each class                             Name of each Exchange on which
 on which registered                                        registered
----------------------                         ---------------------------------
        None

     Securities registered under Section 12(g) of the Exchange Act: Common Shares, no par value

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X      No ___
     ---

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     The issuer's revenues for its most recent fiscal year were: $5,447,629.

     The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, as of March 15, 2002, was approximately $1.28 million (182,802 shares at $8.07 per share). Solely for purposes of this calculation, it is assumed that directors and officers are not affiliates of the Registrant.

     As of March 22, 2002, the issuer had 366,847 Common Shares outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of Lenox's Proxy Statement filed with the Commission for its 2002 Annual Meeting of Shareholders as specified are incorporated by reference in
Part III as specified.

     Transitional Small Business Disclosure Format:   Yes ______  No   X
                                                                     -----

                                     INDEX

Part I................................................................................................   3
Item 1.     Description of Business...................................................................   3
Item 2.     Description of Property...................................................................  22
Item 3.     Legal Proceedings.........................................................................  23
Item 4.     Submission of Matters to a Vote of Security Holders.......................................  23

Part II...............................................................................................  23
Item 5.     Market for Common Equity and Related Stockholder Matters..................................  23
Item 6.     Management's Discussion and Analysis of Financial Condition and Results of Operations.....  24
Item 7.     Financial Statements......................................................................  32
Item 8.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure......  32
Item 9.     Directors, Executive Officers, Promoters and Control Persons; Compliance with Section
            16(a) of the Exchange Act.................................................................  33
Item 10.    Executive Compensation....................................................................  33
Item 11.    Security Ownership of Certain Beneficial Owners and Management............................  33
Item 12.    Certain Relationships and Related Transactions............................................  33

Part III..............................................................................................  33
Item 13.    Exhibits and Reports on Form 8-K..........................................................  33

                     Forward-Looking Statements Statement

     The Private Securities Litigation Reform Act of 1995 provides a safe harbor from civil litigation for forward-looking statements accompanied by meaningful cautionary statements. The statements contained in this report and the information incorporated by reference into this report that are not historical facts are forward-looking statements based on our current expectations and beliefs concerning future developments. There can be no assurance that future developments affecting us will be the same as those that we anticipated. Actual results could differ materially from those projected in the forward-looking statements. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identified by use of the words "may," "will," "continue," "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations include:

     .  changes in the performance of the financial markets;
     . changes in the demand for and market acceptance of our products and services;
     . changes in general economic conditions including interest rates and the presence of competitors with greater financial resources;
     .  the continued availability of adequate funding sources;
     . loan delinquency rates and the possible inadequacy of allowances for loan losses; and
     . changes in state and federal banking regulations and regulatory actions affecting Lenox.

These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning us and our business, including additional factors that could materially affect our financial results, is included in our filings with the Securities and Exchange Commission.

                                    Part I

Item 1.   Description of Business.

General

     Lenox Bancorp, Inc. was incorporated under Ohio law on July 24, 1995. On July 17, 1996, Lenox acquired Lenox Savings Bank. Lenox is a savings and loan holding company and is subject to regulation by the Office of Thrift Supervision, the Federal Deposit Insurance Corporation, the Superintendent of the Ohio Division of Commerce, Division of Financial Institutions, and the Securities and Exchange Commission. Lenox Mortgage Corp. is a wholly-owned subsidiary of the Bank that, in the past, has been in the business of originating one- to four-family mortgage loans. Lenox Mortgage Corp. ceased operations on December 31, 2001. Currently, Lenox does not transact any material business other than through the Bank.

     The Bank was originally chartered in 1887 as an Ohio building and loan company for the primary purpose of serving the financial needs of the employees of The Procter & Gamble Company. The Bank later converted to an Ohio savings and loan company and, in November 1993, converted to an Ohio savings bank under its current name. On March 20, 2000, the Bank relocated its main office to Cincinnati, Ohio. Prior to its move, the Bank had leased space from Procter & Gamble in St. Bernard, Ohio. The Bank also operates out of a branch office located at 3521 Erie Avenue, Cincinnati, Ohio 45208.

     The Bank is primarily engaged in attracting deposits from the general public in its primary market area of the greater Cincinnati metropolitan area and investing such deposits and other available funds in mortgage loans secured by one- to four-family residences. To a lesser extent, the Bank also invests in consumer, multi-family and construction loans. Due to the close ties that have existed between the Bank and Procter & Gamble, the Bank continues to have a high concentration of borrowers and depositors who are Procter & Gamble employees.
In times of low mortgage demand, the Bank has sought to invest available funds in short-term investment securities including U.S. Government and Agency securities, and most recently, through the purchase of collaterialized mortgage obligations.

Market Area and Competition

     The Bank primarily originates one- to four-family residential mortgage loans within its primary market area. The Bank's deposit gathering and lending markets are concentrated in Hamilton County, Ohio, however, the Bank also offers loans in the Ohio counties of Warren, Butler and Clermont in the Cincinnati vicinity and Franklin in the Columbus vicinity, and in the Kentucky counties of Boone, Campbell and Kenton. The Bank's high concentration of lending to and deposit gathering from Procter & Gamble employees has resulted in the Bank directly competing with institutions throughout the Cincinnati area and, in recent years, directly competing with a Cincinnati commercial bank that has opened branch offices at Procter & Gamble facilities.

     The Bank faces significant competition both in making loans and attracting deposits. The Bank's competitors are the financial institutions operating in its primary market area, many of which are significantly larger and have greater financial resources than the Bank. The Bank's competition for loans comes principally from commercial banks, savings and loan associations, mortgage banking companies, credit unions and insurance companies. Its most direct competition for deposits has historically come from savings and loan associations and commercial banks. In addition, the Bank faces increasing competition for deposits from non-bank institutions such as brokerage firms and insurance companies in such areas as short-term money market funds, corporate and government securities funds, mutual funds and annuities. The Bank expects competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Technological advances, for example, have lowered barriers to market entry, allowed banks to expand their geographic reach by providing services over the Internet and made it possible for non-depositing institutions to offer products and services that traditionally have been provided by banks. The Gramm-Leach-Bliley Act, which permits affiliation among banks, securities firms and insurance companies, will also change the competitive environment in which the Bank operates.

Lending Activities

     General. The Bank's principal lending activity is the origination of conventional, adjustable and fixed-rate real estate loans secured by one- to four-family residences located in its primary market area. In general, the Bank originates the adjustable loans for its own portfolio and sells the fixed-rate loans in the secondary markets. Interest rates charged by the Bank on loans are affected by the demand for such loans, the supply of money available for lending purposes and the rates offered by competitors. These factors are, in turn, affected by, among other things, economic conditions, monetary policies of the federal government, including the Federal Reserve Board, and legislative tax policies.

     The following table sets forth the composition of the Bank's loan portfolio in dollar amounts and in percentages of the respective portfolios at the dates indicated.

                                                                    At December 31,
                                                            -------------------------------
                                                          2001                           2000
                                             -------------------------------------------------------------
                                                Amount         Percent of      Amount          Percent of
                                                                 Total                           Total
        Real estate loans:                                       (Dollars in thousands)
          One-to four-family(1)                $  41,941           82.80%     $  49,444           85.30%
          Multi-family                             6,997           13.81          5,892           10.17
          Commercial real estate                     240            0.47            249            0.43
          Construction                             1,423            2.81            819            1.41
                                             -------------------------------------------------------------
          Total real estate loans                 50,601           99.89         56,404           97.31
        Other loans:
          Consumer loans (2)                       1,099            2.17          1,836            3.17
                                             -------------------------------------------------------------
          Total loans                             51,700          102.06         58,240          100.48
        Less:
          Deferred loan fees/(costs)                 (57)          (0.11)           (93)          (0.16)
          Loans in process                           805            1.59            245             .42
          Allowance for loan losses                  293             .58            126             .22
          Total reductions                         1,041            2.06            278            0.48
        Total loans receivable, net            $  50,659          100.00%     $  57,962          100.00%
                                             -------------------------------------------------------------

(1) Includes second mortgage loans and home equity lines of credit on residential one- to four-family properties.

(2) Includes loans secured by automobiles, boats, common stock, savings accounts and unsecured loans.

     Loan Maturity. The following table shows the maturity of the Bank's loans at December 31, 2001. The table does not include principal repayments. While the Bank cannot project future loan prepayment activity, the Bank anticipates that in periods of stable or rising interest rates, prepayment activity would be lower than prepayment activity experienced in periods of declining interest rates.

                                                               At December 31, 2001
                                              --------------------------------------------------
                                  One-to
                                  Four-           Multi-          Commercial                          Total Loans
                                 Family(1)        Family          Real Estate       Consumer(2)       Receivable
                              ------------------------------------------------------------------------------------
                                                                  (In thousands)
   Amount due:
   One year or less               $  4,199       $       0           $    0           $   107          $  4,306
   Between one and five years        3,963               0                0               992             4,955
   More than five years             35,202           6,997              240                 0            42,439
                                  --------       ---------           ------           -------          --------

   Total amount due               $ 43,364       $   6,997           $  240           $ 1,099          $ 51,700
                                  ========       =========           ======           =======          ========

   Less:
    Undisbursed loan funds                                                                                  805
    Deferred loan costs, net                                                                                (57)
    Loan loss allowance                                                                                     293
                                                                                                       --------
         Total loans, net                                                                              $ 50,659
                                                                                                       ========

(1) Includes second mortgage loans on residential one- to four-family properties and construction loans originated to fund the construction of residential one- to four-family mortgage loans and home equity loans.

(2) Includes loans secured by automobiles, boats, common stock, savings accounts and unsecured loans.

     The following table sets forth the dollar amount of gross loan receivables contractually due after December, 2002 and whether such loans have fixed interest rates or adjustable interest rates.

                                                 Due After December 31, 2002
                                         -------------------------------------------
                                            Fixed           Adjustable        Total
                                                         (In thousands)
            One-to four-family              $7,213             $31,952       $39,165
            Multi-family                         -               6,997         6,997
            Commercial Real Estate               -                 240           240
            Consumer                           992                   0           992
                                            ------             -------       -------

              Total Loans                   $8,205             $39,189       $47,394
                                            ======             =======       =======

     Loan Originations. The following table sets forth the Bank's loan originations, purchases, sales and principal repayment information for the periods indicated:

                                                                    For the Year Ended
                                                                        December 31,
                                                                   2001             2000
                                                                 --------------------------
                                                                       (In thousands)
               Loan receivable, beginning of period              $ 58,088         $ 65,135
               Loans originated: (1)
                 One-to four-family (2)                            22,148           14,261
                 Multi-family                                       2,189              938
                 Commercial real estate                                 0              250
                 Consumer (3)                                         633            1,085
               Loans purchased:
                 One- to four-family                                    0                0
                 Multi-family                                           0                0
               Loans sold:
                 One- to four-family                              (20,511)         (13,798)
                 Multi-family                                           0                0
               Principal repayments                               (11,559)          (9,761)
               Other changes, net                                     (36)             (22)
                                                                 --------         --------

               Increase (decrease) in loans receivable             (7,136)          (7,047)
                                                                 --------         --------

               Loans receivable, end of period                   $ 50,952         $ 58,088
                                                                 ========         ========

(1)  Includes loans originated through brokers and Lenox Mortgage Corp.
(2) Includes second mortgage loans and construction loans on residential one- to four- family properties.
(3) Includes loans secured by automobiles, boats, common stock, savings accounts and unsecured loans.

     One- to Four-Family Residential Mortgage Lending. The Bank offers both fixed-rate and adjustable-rate mortgage loans secured by one- to four-family residences, primarily owner-occupied, located in the Bank's primary market area, and non-owner occupied residences located in the Columbus, Ohio area, with maturities of up to thirty years. Substantially all of such loans are secured by property located in Hamilton County, Ohio in Cincinnati and Franklin County, Ohio in Columbus.

     At December 31, 2001, $41.9 million or 81.1% of the Bank's total loan portfolio consisted of one- to four-family residential mortgage loans. Of the one- to four-family residential mortgage loans outstanding at that date, 16.6% were fixed-rate loans, and 83.4% were adjustable-rate mortgage ("ARM") loans. Currently, the interest rate for the Bank's ARM loans are tied to the one- and three-year Constant Maturity Index ("CMI"). The Bank currently offers a number of adjustable-rate mortgage loan programs with interest rates which adjust either annually or every three-year period. Such interest rate adjustments are limited to 2% annually and 6% over the life of the loan for the Bank's 15-year ARMs and 30-year ARMs, respectively. The Bank also offers mortgage loans with balloon features. The Bank currently has no mortgage loans that are subject to negative amortization. In addition, the Bank offers fixed-rate second mortgage loans with maturities of up to ten years.

     Consumer Lending. The Bank's portfolio of consumer loans consists of a combination of automobile, boat, common stock, savings secured and unsecured loans. Consumer loans are generally originated in the Bank's primary market area and generally have maturities of one to five years. The consumer loans secured by common stock are originated with terms up to five years and the loan amounts are limited to 80% of the value of the common stock securing the loan. The Bank reviews the loans secured by common stock on a quarterly basis and requires that borrowers pledge additional collateral in the event fluctuations in the market value of the pledged common stock results in the value of the collateral dropping below 80%, the required loan to value ratio.

     Multi-family and Construction Lending. The Bank originates a limited amount of multi-family and construction loans. The Bank originates multi-family loans secured by five or more units of real estate. The multi-family loans bear greater risk than one- to four-family loans because the ability of the borrower to pay frequently depends on the cash flow earned from use of the property. However, such loans generally carry higher interest rates, which generate greater income for the Bank. At December 31, 2001, the Bank's largest multi-family loan was $766,294. Most of the Bank's multi-family loans have been made to borrowers outside of the Cincinnati area. Construction loans are originated for the construction of residential one- to four-family homes. The Bank approves the borrowers for the end loan financing on all construction loans it originates.

     Loan Approval Procedures and Authority. The Board of Directors of the Bank authorizes the Bank's lending activity, establishes the lending policies of the Bank and reviews properties offered as security in connection with loans. Individual loans over $500,000 must be approved by the Board of Directors.

     For all loans originated by the Bank, upon receipt of a completed loan application from a prospective borrower, a credit report is ordered and certain other information is verified by an independent credit agency. If necessary, additional financial information may be requested. An appraisal of real estate intended to secure a proposed loan generally is required to be performed by an appraiser designated and approved by the Bank. For proposed mortgage loans, the Board annually approves independent appraisers used by the Bank and approves the Bank's appraisal policy. The Bank's policy is to obtain title opinions or title insurance and hazard insurance on all mortgage loans.

     Delinquencies and Classified Assets. The Bank's management and Board of Directors perform a monthly review of all delinquent loans. The procedures taken by the Bank with respect to delinquencies vary depending on the nature of the loan and period of delinquency. The Bank generally requires that delinquent mortgage loans be reviewed and that a written late charge notice be mailed no later than the 15th day of delinquency. The Bank's policies provide that telephone contact will be attempted to ascertain the reasons for delinquency and the prospects of repayment. When contact is made with the borrower at any time prior to foreclosure, the Bank will attempt to obtain full payment or work out a repayment schedule with the borrower to avoid foreclosure. It is the Bank's policy to place all loans that are delinquent by three or more payments on non-accrual status, resulting in the Bank no longer accruing interest on such loans and reversing any interest previously accrued but not collected. A non-accrual loan may be restored to accrual status when delinquent principal and interest payments are brought current and future monthly principal and interest payments are expected to be collected. Property acquired by the Bank as a result of foreclosure on a mortgage loan is classified as "real estate owned" and is recorded at the lower of the unpaid principal balance or fair value less costs to sell at the date of acquisition and thereafter. Upon foreclosure, the Bank generally requires an appraisal of the property and, thereafter, appraisals of the property on an annual basis and external inspections on at least a quarterly basis.

     The Bank's Classification of Assets Policy requires that the Bank utilize an internal asset classification system as a means of reporting problem, as well as potential problem, assets. The Bank currently classifies problem and potential problem assets as "Special Mention," "Substandard," "Doubtful" or "Loss" assets. "Special Mention" loans are assets that have a potential weakness or pose an unwarranted financial risk that, if not corrected, could weaken the asset and increase the risk in the future. "Substandard" loans are assets that are 90 days or more delinquent or 60 days delinquent if outstanding for less than 12 months, are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, have a well defined weakness based upon objective evidence, and are characterized by the distinct possibility of sustaining some loss if the deficiencies are not corrected. "Doubtful" loans are assets that have all the weaknesses in those classified as "Substandard", with the added characteristic that the weaknesses make collection or liquidation in full highly questionable and improbable. "Loss" loans are assets considered to be non-collectible and of such little value that their continued consideration as assets is not warranted. When an insured institution classifies one or more assets, or portions thereof, as "Substandard" or "Doubtful", it is required to establish a general valuation allowance for loan losses in an amount deemed prudent by management. General valuation allowances, which is a regulatory term, represent loss allowances which have been established to recognize the perceived inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies one or more assets, or portions thereof, as "Loss", it is required either to establish a specific allowance for losses equal to 100% of the amount of the asset so classified or to charge off such amount.

     Management, on a periodic basis, evaluates the loan portfolio and specific loans that indicate situations that may affect the borrower's ability to pay and the estimated underlying collateral. Once classified by management, all assets are analyzed on a quarterly basis to monitor the differences between actual losses and the estimated losses. The Bank classifies loans in accordance with the management guidelines described above. At December 31, 2001, the Bank had the following classified assets:

                    Substandard                  Doubtful                       Loss                   Special Mention
            ---------------------------------------------------------------------------------------------------------------
              Number of    Principal     Number of      Principal      Number of     Principal     Number of    Principal
                Loans       Balance        Loans         Balance         Loans        Balance        Loans       Balance
            ---------------------------------------------------------------------------------------------------------------
                                                         (Dollars in thousands)
One- to                6          $741             1            $12              1            $3           11        $1,504
                    ----
four-family

Consumer               -             -             -              -              -             -            3            20
                    ----          ----           ---           ----            ---          ----          ---        ------
Total                  6          $741             1            $12              1            $3           14        $1,524
                    ====          ====           ===           ====            ===          ====          ===        ======

     The following table sets forth delinquencies in the Bank's loan portfolio as of the dates indicated:

                                                           At December 31, 2001
                                                    --------------------------------
                                 60-89 Days                   90 Days or More
                      --------------------------------------------------------------
                                          Principal                   Principal
                         Number of       Balance of     Number of    Balance of
                           Loans            Loans         Loans         Loans
                      --------------------------------------------------------------
                                         (Dollars in thousands)
One- to four-family                 2          $ 527             5              314
Consumer                            0              0             3               16
                                    -          -----            --            -----
  Total                             2            527             8              330
                                    -          -----            --            -----
Delinquent loans to
 total gross loans                              1.02%                          0.64%
                                               =====                          =====

                                          At December 31, 2000
                                     -----------------------------
                                60-89 Days                   90 Days or More
                     --------------------------------------------------------------
                                         Principal                     Principal
                         Number of      Balance of      Number of     Balance of
                           Loans           Loans          Loans          Loans
                     --------------------------------------------------------------
                                         (Dollars in thousands)
One- to four-family                 3          $ 138             3            $ 182
Consumer                            4             32             7              267
                                   --          -----            --            -----
  Total                             7          $ 170            10            $ 449
                                   --          -----            --            -----
Delinquent loans to
total gross loans                               0.29%                          0.77%
                                               =====                          =====

     Non-Accrual and Past-Due Loans. The following table sets forth information regarding loans contractually past due 90 days or more. At December 31, 2001, there were no accruing loans past due 90 days or more. If all non-accrual loans had been performing in accordance with their original term and had been outstanding from the earlier of the beginning of the period or origination, the Bank would have additional interest income of $26,616, for the year ended December 31, 2001, none of which was included in net income for the period. The Bank had no troubled debt restructurings within the meaning of SFAS No. 15 at any of the dates indicated.

     At December 31, 2001, the Bank had real estate owned ("REO") in the amount of $38,892. For a description of how the Bank treats REO, see the Financial Statements and Notes thereto appearing under Item 13 of this Form 10-KSB.

                                                                                     At December 31,
                                                                                -------------------------
                                                                                 2001              2000
                                                                                -------------------------
                                                                                 (Dollars in thousands)
     Non-accrual one- to four-family loans delinquent 90 days
      or more                                                                    $ 314             $ 182
     Non-accrual consumer loans delinquent 90 days or more                          16                17
                                                                                 -----             -----
     Total non-performing loans                                                    330               199
     Total investment in REO                                                        39                 -
                                                                                 -----             -----
       Total non-performing assets                                               $ 369             $ 199
                                                                                 =====             =====
     Non-performing loans to total loans                                          0.73%             0.34%
     Non-performing assets to total assets                                        0.59%             0.28%

     Allowance for Loan Losses. The allowance for loan losses is increased by changing provisions for loan losses against income based on management's evaluation of the perceived inherent risks in its loan portfolio and the general economy. The allowance for loan loss is maintained at an amount management considers adequate to cover estimated losses in loans receivable. While management believes the Bank's allowance for loan losses is sufficient to cover losses inherent in its loan portfolio at this time, no assurances can be given that the Bank's level of allowance for loan losses will be sufficient to cover future loan losses incurred by the Bank or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for loan losses. The allowance is based upon a number of factors, including asset classifications, economic trends, industry experience and trends, industry and geographic concentrations, estimated collateral values, management's assessment of the credit risk inherent in the portfolio, historical loan loss experience and the Bank's underwriting policies. The Bank will continue to monitor and modify its allowances for loan losses as conditions dictate. Various regulatory agencies, as an integral part of their examination process, periodically review the Bank's valuation allowance. These agencies may require the Bank to establish additional valuation allowances, based on their judgments of the information available at the time of the examination.

     The following table sets forth activity in the Bank's allowance for loan losses for the periods indicated:

                                                                               At or For the Year
                                                                               Ended December 31,
                                                                      ------------------------------------
                                                                          2001                   2000
                                                                      ------------------------------------
                                                                              (Dollars in thousands)
     Allowance for loan losses:
     Balance at beginning of period                                      $   126                 $   90
     Provision for loan losses                                               247                     59
      Charge-offs:
         Mortgage                                                             58
         Consumer                                                             26                     31
                                                                         -------                 ------
          Total charge-offs                                                   84                     31
     Recoveries:
         Consumer                                                              4                      8
                                                                         -------                 ------
          Total recoveries                                                     4                      8
                                                                         -------                 ------
          Net charge-offs                                                     80                     23
                                                                         -------                 ------
          Balance at end of period                                       $   293                 $  126
                                                                         =======                 ======
          Ratio of net loan charge-offs during the
           period to average loans outstanding during period                0.15%                  0.04%
          Ratio of allowance for loan losses to gross loans at
           end of period                                                    0.57                   0.22
          Ratio of allowance for loan losses to non-performing
           loans at end of period                                          88.79                  63.32

     The following table sets forth the Bank's allocation of allowance for loan losses by loan category, the percent of the allocated allowance to the total allowance and the percent of each specific loan category to total loans. The portion of the allowance for loan losses allocated to each loan category does not represent the total available for future losses which may occur within the loan category since the total allowance for loan losses is a valuation reserve applicable to the entire loan portfolio.

                                                                      At December 31,
                          -------------------------------------------------------------------------------------------------
                                                   2001                                         2000
                          -------------------------------------------------------------------------------------------------
                                          Percent of         Percent of                   Percent of         Percent of
                                         Allowance to       Loans in Each                 Allowance         Loans in Each
                                            Total            Category to                  to Total           Category to
                             Amount       Allowance          Total Loans    Amount        Allowance          Total Loans
                                                                (Dollars in thousands)
One-to four-family            $ 289         98.63%              97.87%       $  97          76.98%              96.88%
Consumer                          4          1.37                2.13           29          23.02                3.12
Total allowance for
 loan losses                  $ 293        100.00%             100.00%       $ 126         100.00%             100.00%

Investment Activities

     Federal and state regulations require the Bank to maintain a prudent amount of liquid assets to protect the safety and soundness of the Bank. Therefore, the investment policy of the Bank as established by its Board of Directors attempts to provide and maintain liquidity, generate a favorable return on investments without incurring undue interest rates and credit risks and complement the Bank's lending activities. The Bank's policies generally limit investments to government and federal agency-backed securities and other non-government guaranteed securities, including corporate debt obligations that are investment grade. The Bank's policies provide the authority to invest in U.S. Treasury and U.S. Government guaranteed securities, securities backed by federal agencies such as Fannie Mae, Freddie Mac and the Federal Farm Credit Bureau, mortgage-backed securities which are backed by federal agency securities, including CMOs (described below), obligations of state and political subdivisions with at least an "A" rating, certificates of deposit purchased through the FHLB and securities issued by mutual funds which invest in securities consistent with the Bank's allocable investments.

     At December 31, 2001, $4.3 million of investment and mortgage-backed securities were classified as available for sale. Included in this total are $366,484 in mortgage-backed securities and $4.0 million in CMOs. A CMO is a special type of pass-through debt in which the stream of principal and interest payments on the underlying mortgages or mortgage-backed securities is used to create classes with different maturities, and, in some cases, amortization schedules, as well as a residual interest, with each class possessing different characteristics. Investments in mortgage-backed securities carry a reduced credit risk as compared to whole loans; however, such securities involve a risk that actual prepayments will exceed prepayments estimated over the life of the security which may result in a loss of any premium paid for such instruments thereby reducing the net yield on such securities. In addition, if interest rates increase, the market value of such securities may be adversely affected which, in turn, would adversely affect stockholders' equity to the extent such securities are held for sale. In contrast to mortgage-backed securities in which cash flow is received (and, hence prepayment risk is shared) pro rata by all holders, the cash flows from the mortgages or mortgage-backed securities underlying CMOs are segmented and paid in accordance with a predetermined priority to investors holding various tranches of such securities or obligations. A particular tranche may therefore carry prepayment risk that differs from that of both the underlying collateral or other tranches.

     The following table sets forth certain information regarding the carrying and market values of the Bank's federal funds sold and other short-term investments and investment securities at the dates indicated:

                                                                     At December 31
                                                ----------------------------------------------------------
                                                            2001                          2000
                                                ----------------------------------------------------------
                                                   Amortized         Fair        Amortized         Fair
                                                        Cost        Value             Cost        Value
                                                                     (In thousands)
                                                ----------------------------------------------------------
        Certificates of deposit(1)                    $    0       $    0          $    98      $    98
        Other interest-earning deposits                2,868        2,868            1,856        1,856
        Investment securities:
          FHLB stock                                   1,886        1,886            1,765        1,765
          U.S. government obligations                      0            0            2,700        2,661
          Mortgage-backed securities(2)                4,324        4,336            4,671        4,556
                                                      ------       ------          -------      -------

              Total                                   $9,078       $9,090          $11,090      $10,939
                                                      ======       ======          =======      =======

(1) Includes certificates of deposit with original maturities of greater than 90 days.
(2) Includes mortgage-backed securities and collateralized mortgage obligations.

     The table below sets forth certain information regarding the carrying value, weighted average yields and contractual maturities of the Bank's certificates of deposit, other interest-bearing deposits and investment securities as of December 31, 2001.

                                                              At December 31, 2001
            ------------------------------------------------------------------------------------------------------------------------
                One Year or Less        More than One       More than Five Years        More than Ten          Total
                                      Year to Five Years        to Ten Years                Years
            ------------------------------------------------------------------------------------------------------------------------
                           Weighted             Weighted                                          Weighted                 Weighted
               Carrying    Average    Carrying  Average   Carrying      Weighted      Carrying    Average      Carrying    Average
                Value       Yield      Value     Yield     Value      Average Yield    Value       Yield        Value       Yield
            ------------------------------------------------------------------------------------------------------------------------
                                                              (Dollars in thousands)
Other
interest-
bearing
deposits      $2,868      1.74         --        --          --               --            --          --       $2,868       1.74

FHLB stock        --        --         --        --          --               --        $1,886        5.50        1,886       5.50

Mortgage-
backed
securities(2)     --        --         --        --       $ 111             6.08         4,225        6.44        4,336       6.43
                                                          -----             ----        ------        ----       ------       ----

Total         $2,868      1.74%                           $ 111             6.08%       $6,111        6.15%      $9,090       4.76%
              ======      ====                            =====             ====        ======        ====       ======       ====

(1) Includes mortgage-backed securities and collateralized mortgage obligations.

Source of Funds

     General. Deposits, loan repayments and prepayments, and cash flows generated from operations are the primary source of the Bank's funds for use in lending, investing and for other general purposes. The Bank also relies upon advances from the FHLB.

     Deposits. The Bank offers a variety of deposit accounts with a range of interest rates and terms. The Bank's current deposit products include savings, checking, money market and certificate of deposit accounts ranging in term from ninety days to five years. Included in the Bank's certificate of deposit accounts are certificates of deposit with balances in excess of $100,000 (jumbo certificates) and Individual Retirement Accounts.

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

     The following table presents the deposit activity of the Bank for the periods indicated:

                                                                   2001                 2000
                                                                -------------------------------
                                                                         (In thousands)
        Balance beginning of period                              $36,544              $39,436
          Net increase (decrease) before interest credited        (4,851)              (4,750)
          Interest credited                                        1,606                1,858
                                                                 -------              -------
                 Balance end of period                           $33,299              $36,544
                                                                 =======              =======

     At December 31, 2001, the Bank had $4.7 million in certificate accounts in amounts of $100,000 or more maturing as follows:

                         Maturity Date                            Amount            Weighted Rate
                                                                ----------------------------------
                                                                      (Dollars in thousands)
        Three months or less                                      $  724                 4.84%
        Over three through six months                                943                 5.09
        Over six through 12 months                                 1,251                 4.39
        Over 12 months                                             1,756                 6.04
                                                                  ------                 ----
        Total                                                     $4,674                 5.22%
                                                                  ======                 ====

     The following table sets forth the distribution of the Bank's average deposit accounts for the periods indicated and the weighted average interest rates on each category of deposits presented.

                                                             For the Year Ended December 31,
                                ----------------------------------------------------------------------------------------
                                                    2001                                       2000
                                ----------------------------------------------------------------------------------------
                                                Percent of                                   Percent of
                                                  Total          Weighted                       Total         Weighted
                                  Average        Average         Average      Average          Average         Average
                                  Balance        Deposits          Rate       Balance         Deposits         Weight
                                ----------------------------------------------------------------------------------------
                                                                 (Dollars in thousands)
Statement savings account         $ 7,348         21.20%           3.18%       $ 6,111          16.21%          3.73%
NOW and Money Market
 accounts                           4,448         12.84            1.35          5,090          13.50           2.14
Total certificate accounts         22,859         65.96            5.70         26,493          70.29           5.81
                                  -------        ------                        -------         ------
Total average deposits            $34,654        100.00%           4.60%       $37,694         100.00%          4.93%
                                  =======        ======            ====        =======         ======           ====

     The following table presents, by various rate categories, the amount of certificate accounts outstanding at the dates indicated and the periods to maturity of the certificate accounts outstanding at December 31, 2001 and 2000.

                                    Period to Maturity from December 31, 2001                    At December 31,
                       ---------------------------------------------------------------------------------------------
                                      One to       Two to        Three to
                       Less than       Two         Three           Four        Four to Five
                       One Year       Years        Years          Years           Years           2001        2000
                       ---------------------------------------------------------------------------------------------
Certificate                                             (In thousands)
accounts(1):
3.01 to 4.00%           $ 3,926         $  592       $    0           $  0           $  0      $ 4,518     $     0
4.01 to 5.00%             5,480          2,031            0              0            367        7,878         247
5.01 to 6.00%             2,444            748          881              1              3        4,077      10,541
6.01 to 7.00%             1,893          1,027        1,798            686              0        5,404      13,681
7.01 to 8.00%                 0              0            0              0              0            0         134
                        -------         ------       ------           ----           ----      -------     -------
Total                   $13,743         $4,398       $2,679           $687           $370      $21,877     $24,603
                        =======         ======       ======           ====           ====      =======     =======

(1) Certificates of deposit include IRA accounts of $6,894 and $7,446 as of December 31, 2001 and 2000, respectively.

Borrowings

     At December 31, 2001, the Bank had $23.2 million in outstanding advances from the FHLB and had no other borrowings. The FHLB advances are used by the Bank to fund assets, including loan originations. The FHLB advances bear fixed rates and have maturities of 90 days to 15 years. The maximum amount that the FHLB will advance to member institutions, including the Bank, fluctuates from time to time in accordance with current regulations. At December 31, 2001, the Bank had a borrowing capacity of $11.8 million from the FHLB. The Bank may obtain additional advances from the FHLB as part of its operating strategy.

     The following table sets forth certain information regarding the Bank's borrowed funds at or for the periods ended on the dates indicated:

                                                                                   At or For the Year
                                                                                   Ended December 31,
                                                                              ---------------------------
                                                                                  2001          2000
                                                                              ---------------------------
                                                                                (Dollars in thousands)
     FHLB advances:
       Average balance outstanding                                               $26,488         $30,675
       Maximum amount outstanding at any month-end during the period              30,719          34,000
       Balance outstanding at end of period                                       23,179          26,864
       Weighted average interest rate during the period                             5.64%           6.32%
       Weighted average interest rate at end of period                              5.67%           6.26%

Personnel

     As of December 31, 2001, the Bank had 16 full-time and 4 part-time employees and Lenox had no full-time or part-time employees. The Bank's employees are not represented by a collective bargaining unit and the Bank considers its relationship with its employees to be good.

                           REGULATION AND SUPERVISION

General

     The Bank is an Ohio chartered savings bank, a member of the Federal Home Loan Bank system, and its deposit accounts are insured up to applicable limits by the Federal Deposit Insurance Corporation through the Savings Association Insurance Fund, a division of the FDIC ("SAIF"). The Bank is subject to extensive regulation, examination and supervision by the FDIC and the Superintendent of the Ohio Division of Commerce, Division of Financial Institutions. The Bank must file reports with the Superintendent and the FDIC concerning its activities and financial condition, in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. There are periodic examinations by the Superintendent and the FDIC to test the Bank's compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such policies, whether by the Superintendent, the FDIC or the Congress, could have a material adverse impact on Lenox, the Bank and their operations. Lenox, as a savings and loan holding company, is also required to file certain reports with, and otherwise comply with the rules and regulations of the Office of Thrift Supervision and of the Securities and Exchange Commission under the federal securities laws. Certain of the regulatory requirements applicable to the Bank and to Lenox are referred to below or elsewhere in this Form 10-KSB.

Ohio Regulation

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

     The following is a summary of the Bank's regulatory capital at December 31, 2001:

     GAAP Capital to Total Assets                 8.9%
     Total Capital to Risk-Weighted Assets       17.0%
     Tier I Leverage Ratio                        8.7%

     The FDIC, along with the other federal banking agencies, have adopted a regulation providing that the agencies will take account of the exposure of a bank's capital and economic value to changes in interest rate risk in assessing a bank's capital adequacy.

     Dividend Limitations. The FDIC has authority to use its enforcement powers to prohibit a savings bank from paying dividends if, in its opinion, the payment of dividends would constitute an unsafe or unsound practice. Under Ohio law, Lenox and the Bank are prohibited from paying a dividend which would result in insolvency. Ohio law requires the Bank to obtain Division approval before payment of dividends in excess of net profits for the current and two prior fiscal years, with certain adjustments. Federal law prohibits the payment of dividends by a bank that will result in the bank failing to meet applicable capital requirements on a pro forma basis. Additionally, the Bank, as a subsidiary of a savings and loan holding company, is required to provide the OTS with 30 days prior written notice before declaring any dividend. The Bank's Plan of Conversion also restricts the Bank's payment of dividends in the event the dividend would impair the liquidation account established in connection with the Conversion.

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

     On February 9, 2000, the Bank entered into a Memorandum of Understanding (the "MOU") with the FDIC and the Ohio Superintendent of Financial Institutions which required the Bank to, among other things, formulate a three-year strategic plan with specific provisions required in the MOU, review management, adopt a management plan and increase capital. Lenox, under prior management, had submitted five strategic plans during the period of January 2000 to April 2001, all of which were deemed inadequate and denied by the FDIC and the Superintendent. Other areas that were required to be addressed under the MOU included the Bank's earnings, interest rate risk, growth and liquidity. The Bank and its Board were required to work with regulators to carry out the requirements under the MOU. The FDIC and the Superintendent review the Bank's progress quarterly. On February 28, 2001, the Bank was notified by the FDIC and the Superintendent that its compliance with the MOU was inadequate. A revised MOU was issued on May 4, 2001, including the above items, along with specific items requiring a formal training and development plan for the CEO, and specific Information Systems Security items. John Lame and Guy Napier were elected to Lenox's Board at the Annual Shareholders Meeting on May 9, 2001; the Lenox Board in turn removed the previous CEO. A new CEO was hired and took office July 11, 2001. On September 28, 2001, the directors infused capital of $753,500, with an additional infusion of $146,509 in December 31, 2001, thereby meeting the capital requirements of the MOU. On October 22, 2001, the Bank received notice from the FDIC and the Superintendent that its first three-year strategic plan submitted had been approved. On November 15, 2001, the Bank received notice from the FDIC and the Superintendent that it had complied with all items of the MOU.

     Prompt Corrective Regulatory Action. Federal law requires, among other things, that federal bank regulatory authorities take "prompt corrective action" with respect to banks that do not meet minimum capital requirements. The severity of such action depends on the degree of undercapitalization.

     An institution is deemed to be "undercapitalized" if it has a total risk-based capital ratio of less than 8%, a Tier I risk-based capital ratio of less than 4%, or generally a leverage ratio of less than 4% (3% or less for institutions with the highest examination rating). An institution is deemed to be "significantly undercapitalized" if it has a total risk-based capital ratio of less than 6%, a Tier I risk-based capital ratio of less than 3%, or a leverage ratio of less than 3%. An institution is deemed to be "critically undercapitalized" if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2%.

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

     Transactions with Related Parties. The Bank's authority to engage in transactions with "affiliates" (e.g., any company that controls or is under common control with an institution, including Lenox and its non-savings institution subsidiaries) is limited by federal law. The aggregate amount of covered transactions with any individual affiliate is limited to 10% of the capital and surplus of the savings institution. The aggregate amount of covered transactions with all affiliates is limited to 20% of the savings institution's capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in federal law and the purchase of low quality assets from affiliates is generally prohibited. Transactions with affiliates, including loans and asset purchases, must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no institution may purchase the securities of any affiliate other than a subsidiary.

     The Bank's authority to extend credit to executive officers, directors and 10% shareholders ("insiders"), as well as entities such persons control, is governed by federal law. Among other things, such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and to not involve more than the normal risk of repayment. There is an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. Federal law places individual and aggregate limits on the amount of loans the Bank may make to insiders based, in part, on the Bank's capital position and requires certain board approval procedures to be followed loans to executive officers are subject to additional restrictions.

     Enforcement. The FDIC has primary federal enforcement responsibility over the Bank and has the authority to bring actions against the institution, its directors and all institution-affiliated parties, including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors to institution of receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or even $1 million per day in especially egregious cases. Federal law also establishes criminal penalties for certain violations.

Federal Home Loan Bank System

     The Bank is a member of the Federal Home Loan Bank system, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. The Bank, as a member of the Federal Home Loan Bank, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank in an amount at least equal to 1.0% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the Federal Home Loan Bank, whichever is greater. The Bank was in compliance with this requirement with an investment in Federal Home Loan Bank stock at December 31, 2001.

     Federal Home Loan Banks are required to provide funds for the resolution of thrifts which became insolvent in the late 1980s and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and could also result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members. If dividends were reduced, or interest on future Federal Home Loan Bank advances increased, the Bank's net interest income would likely also be reduced. Recent legislation has changed the structure of the Federal Home Loan Banks funding obligations for insolvent thrifts, revised the capital structure of the Federal Home Loan Banks and implemented entirely voluntary membership for Federal Home Loan Banks. Management cannot predict the effect that these changes may have with respect to its Federal Home Loan Bank membership.

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

Holding Company Regulation

     Lenox is a nondiversified unitary savings and loan holding company within the meaning of federal law. As a unitary savings and loan holding company, Lenox is not restricted by federal law as to the types of business activities in which it may engage, provided that the Bank continues to be a qualified thrift lender. The Gramm-Leach-Bliley Act of 1999 provides that no company may acquire control of a savings association after May 4, 1999 unless it engages only in the financial activities permitted for financial holding companies under the law or for multiple savings and loan holding companies as described below. Further, the Gramm-Leach-Bliley Act specifies that existing savings and loan holding companies may only engage in such activities. The Gramm-Leach-Bliley Act, however, grandfathered the unrestricted authority for activities with respect to unitary savings and loan holding companies existing prior to May 4, 1999, such as Lenox, so long as the Bank continues to comply with the qualified thrift lender test, described below. Upon any non-supervisory acquisition by Lenox of another savings association as a separate subsidiary, Lenox would become a multiple savings and loan holding company and would be subject to extensive limitations on the types of business activities in which it could engage. Federal law limits the activities of a multiple savings and loan holding company and its non-insured institution subsidiaries primarily to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the OTS, and to other activities authorized by OTS regulation. Multiple savings and loan holding companies are generally prohibited from acquiring or retaining more than 5% of a non-subsidiary holding company, or a non-subsidiary company engaged in activities other than those permitted by federal law.

     A savings and loan holding company is prohibited from, directly or indirectly, acquiring more than 5% of the voting stock of another savings institution or holding company thereof, or from acquiring such an institution or company by merger, consolidation or purchase of its assets, without prior written approval of the OTS or acquiring or retaining control of a depository institution that is not insured by the FDIC. In evaluating applications by holding companies to acquire savings institutions, the OTS must consider the financial and managerial resources and future prospects of Lenox and institution involved, the effect of the acquisition on the risk to the insurance funds, the convenience and needs of the community and competitive factors.

     The OTS is prohibited from approving any acquisition that would result in a savings and loan holding company controlling savings institutions in more than one state, except: (i) interstate supervisory acquisitions by savings and loan holding companies; and (ii) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

     In order to elect and continue to be regulated as a savings and loan holding company by the OTS (rather than as a bank holding company by the Federal Reserve Board), the Bank must continue to qualify as a qualified thrift lender. To be a qualified thrift lender, a savings institution is required to maintain at least 65% of its "portfolio assets" (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and
(iii) the value of property used to conduct business) in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed and related securities) in at least 9 months out of each 12 month period. A holding company of a savings institution that fails the test must either convert to a bank holding company and thereby become subject to the regulation and supervision of the Federal Reserve Board, or operate under certain restrictions. As of December 31, 2001, the Bank maintained in excess of 85% of its portfolio assets in qualified thrift investments and was a qualified thrift lender. Recent legislative amendments have broadened the scope of "qualified thrift investments" that go toward meeting the qualified thrift lender test to fully include credit card loans, student loans and small business loans. A savings association may also satisfy the test by qualifying as a "domestic building and loan association" as defined in the Internal Revenue Code of 1986.

     On August 2, 2000, Lenox entered into a Supervisory Agreement with the OTS that requires Lenox, among other things, to obtain the OTS' prior approval before entering into contracts for goods and services in excess of $5,000 or making any payments for goods and services in excess of $2,000 per month. Lenox is also restricted in its ability to borrow money and may not make any changes to its directorate or executive officer staff unless prior notice has been given to the OTS.

                           FEDERAL AND STATE TAXATION

Federal Taxation

     General. Lenox and the Bank report their income on a consolidated basis using the accrual method of accounting, and are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank's reserve for bad debts as discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank or Lenox. The Bank has not been audited by the IRS during the past five years. For its 2001 taxable year, the Bank was subject to a maximum federal income tax rate of 34%.

     Bad Debt Reserves. For fiscal years beginning prior to December 31, 1995, thrift institutions which qualified under certain definitional tests and other conditions of the Internal Revenue Code of 1986 were permitted to use certain favorable provisions to calculate their deductions from taxable income for annual additions to their bad debt reserve. A reserve could be established for bad debts on qualifying real property loans (generally secured by interests in real property improved or to be improved) under (i) the Percentage of Taxable Income Method (the "PTI Method"), or (ii) the Experience Method. The reserve for nonqualifying loans was computed using the Experience Method.

     The Small Business Job Protection Act of 1996 (the "1996 Act"), enacted on August 20, 1996, repeals the reserve method of accounting for bad debts effective for tax years beginning after 1995, and requires savings institutions to recapture (i.e., take into income) certain portions of their accumulated bad debt reserves. Thrift institutions eligible to be treated as "small banks" (assets of $500 million or less) are allowed to use the Experience Method applicable to such institutions, while thrift institutions that are treated as large banks (assets exceeding $500 million) are required to use only the specific charge-off method. The PTI Method of accounting for bad debts is no longer available for any financial institution.

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

     The Bank is required to pay over a six-year period the excess of the balance of its tax bad debt reserves as of December 31, 1995 over the balance of such reserves as of December 31, 1987. As a result of such recapture, the Bank incurred additional tax payments of approximately $21,000 which were taken into income beginning in 1999 over a six-year period.

     Distributions. Under the 1996 Act, if the Bank makes "non-dividend distributions" to Lenox, such distributions will be considered to have been made from the Bank's unrecaptured tax bad debt reserves (including the balance of its reserves as of December 31, 1987) to the extent thereof, and then from the Bank's supplemental reserve for losses on loans, to the extent thereof, and an amount based on the amount distributed (but not in excess of the amount of such reserves) will be included in the Bank's income. Non-dividend distributions include distributions in excess of the Bank's current and accumulated earnings and profits, as calculated for federal income tax purposes, distributions in redemption of stock and distributions in partial or complete liquidation. Dividends paid out of the Bank's current or accumulated earnings and profits will not be so included in the Bank's income.

     The amount of additional taxable income triggered by a non-dividend distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, if the Bank makes a non-dividend distribution to Lenox, approximately one and one-half times the amount of such distribution (but not in excess of the amount of such reserves) would be includable in income for federal income tax purposes, assuming a 35% federal corporate income tax rate. The Bank does not intend to pay dividends that would result in a recapture of any portion of its bad debt reserves.

     Dividends Received Deduction and Other Matters. Lenox may exclude from its income 100% of dividends received from the Bank as a member of the same affiliated group of corporations. The corporate dividends received deduction is generally 70% in the case of dividends received from unaffiliated corporations with which Lenox and the Bank will not file a consolidated tax return, except that if Lenox or the Bank own more than 20% of the stock of a corporation distributing a dividend then 80% of any dividends received may be deducted.

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

Ohio Taxation

     Lenox is subject to the Ohio corporation franchise tax, which, as applied to Lenox, is a tax measured by both net earnings and net worth. The rate of tax is the greater of (i) 5.1% on the first $50,000 of computed Ohio taxable income and 8.9% of computed Ohio taxable income in excess of $50,000 or (ii) 0.582% times taxable net worth.

     In computing its tax under the net worth method, Lenox may exclude 100% of its investment in the capital stock of the Bank after the Conversion, as reflected on the balance sheet of Lenox, in computing its taxable net worth as long as it owns at least 25% of the issued and outstanding capital stock of the Bank. The calculation of the exclusion from net worth is based on the ratio of the excludable investment (net of any appreciation or goodwill included in such investment) to total assets multiplied by the net value of the stock. As a holding company, Lenox may be entitled to various other deductions in computing taxable net worth that are not generally available to operating companies.

     A special litter tax is also applicable to all corporations, including Lenox, subject to the Ohio corporation franchise tax other than "financial institutions." If the franchise tax is paid on the net income basis, the litter tax is equal to 0.11% of the first $50,000 of computed Ohio taxable income and 0.22% of computed Ohio taxable income in excess of $50,000. If the franchise tax is paid on the net worth basis, the litter tax is equal to 0.014% times taxable net worth.

     The Bank is a "financial institution" for Ohio tax purposes. As such, it is subject to the Ohio corporate franchise tax on "financial institutions," which is imposed annually at a rate of 1.3% of the Bank's book net worth determined in accordance with GAAP. As a "financial institution," the Bank is not subject to any tax based upon net income or net profits imposed by the State of Ohio.

Item 2.        Description of Property.

     On March 20, 2000 Lenox and the Bank relocated their main office to 4730 Montgomery Road, Cincinnati, Ohio. Prior to its move, the Bank had maintained leased space from The Procter & Gamble Company in St. Bernard, Ohio. However, Procter & Gamble found an alternative use for the space occupied by the Bank and decided not to renew the Bank's lease necessitating the Bank's relocation. The Bank also operates out of a branch office it opened in 1997 on Erie Avenue in Cincinnati, Ohio. Lenox believes that the Bank's current facilities and their condition are adequate to meet the present and immediately foreseeable needs of the Bank and Lenox. The following table sets forth certain information relating to the Bank's offices.

                                                                      Net Book Value of
                                                                         Property or
                                      Original Date                       Leasehold
                           Leased or    Leased or     Date of Lease    Improvements at
       Location              Owned      Acquired        Expiration    December 31, 2001
---------------------------------------------------------------------------------------
                                                                        (In thousands)
4730 Montgomery Road         Owned        2000              --              $910
Cincinnati, Ohio 45212

3521 Erie Avenue             Owned        1997              --               287
Cincinnati, Ohio 45208

     At December 31, 2001, the Bank owned four ATMs. In the opinion of Lenox's management, the above properties are adequately covered by insurance.

Item 3.   Legal Proceedings.

     On September 25, 2001, Virginia M. Heitzman, the former CEO and President of Lenox and the Bank, filed with the American Arbitration Association a demand for arbitration with Lenox and the Bank. Ms. Heitzman's demand sets forth claims for, among other things, reinstatement of employment and an unspecified amount of damages, including punitive damages, as a result of alleged wrongful termination of her employment agreements with Lenox and the Bank. On July 13, 2001, the Boards of Directors of Lenox and the Bank notified Ms. Heitzman of the termination of her employment agreements for cause. Lenox and the Bank have accrued for the potential payout of the employment agreements and are contesting the arbitration demands of Ms. Heitzman. The matter is currently pending before the American Arbitration Association panel. Lenox and the Bank have filed a motion to stay or dismiss the case. The motion to dismiss was denied by the arbitrator who also ruled that Ms. Heitzman was entitled to compensation from Lenox only (and not the Bank) during the pendency of the arbitration. Lenox has filed a complaint with the Federal District Court for the Southern District of Ohio to vacate that award. Lenox and the Bank have submitted to the FDIC the question as to whether Ms. Heitzman is entitled to any payments under applicable federal regulations prohibiting such payments by certain institutions regulated by the FDIC. On March 8, 2002, the Office of Thrift Supervision ordered Lenox not to make payments called for by the interim award unless it receives notice from the OTS that such payment is permissible.

Item 4.   Submission of Matters to a Vote of Security Holders.

     None.

                                    Part II

Item 5.   Market for Common Equity and Related Stockholder Matters.

     Lenox's Common Shares are traded on the over-the-counter bulletin board (OTC BB) under the symbol "LNXC.OB." The following table indicates, for the periods indicated, the range of high and low bid prices for Lenox Common Shares:

                                   2001                                        2000
                  ------------------------------------------------------------------------------------
                  Fourth      Third     Second      First     Fourth      Third     Second      First
                  Quarter    Quarter    Quarter    Quarter    Quarter    Quarter    Quarter    Quarter
   High Bid       $10.52     $13.00     $12.00     $10.00     $11.00     $13.38     $13.50     $16.00
   Low Bid          8.10      10.50       9.75       8.25       8.25       9.56      12.50      12.75

     The above bids were derived from the over-the-center bulletin board. The above quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

     As of December 31, 2001, Lenox had approximately 194 holders of record of Common Shares.

     In the past two years, Lenox has not paid cash dividends. Lenox currently intends to retain all future earnings, if any, for use in its business and does not anticipate paying any cash dividends in the foreseeable future. Lenox is subject to the various limitations on paying dividends as discussed under "Dividend Limitations" set forth in the "Federal Regulations" section of Item 1 above.

     On September 28, 2001, Lenox sold 68,500 Common Shares at a price of $11 per share pursuant to a private offering. The following officers and directors of Lenox purchased Lenox shares in the private offering: John C. Lame -23,000; Gail R. Behymer - 10,000; Gary P. Kreider - 10,000; Guy E. Napier -12,500; Jane Schank - 3,000; and Michael Jordan (a director of the Bank) -10,000. The share price was determined by an independent appraisal of Lenox Common Shares provided by Keefe, Bruyette & Woods. On December 28, 2001, Mr. Lame, Ms. Schank and Mr. Jordan purchased 7,319, 2,000 and 4,000 shares, respectively, from Lenox pursuant to the September private offering at a price of $11 per share. The issuances of the shares were exempt from registration under the Securities Act of 1933 pursuant to the exemption provided by Section 4(2) of that Act.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

     Lenox does not transact any material business other than through the Bank. The Bank's results of operations are dependent primarily on net interest income, which is the difference between the interest income earned on its interest-earning assets, such as loans and investments, and the interest expense on its interest-bearing liabilities, such as deposits and borrowings. The Bank also generates non-interest income, such as service fee income. The Bank's general, administrative and other expenses primarily consist of employee compensation, occupancy and equipment expense, franchise taxes, federal deposit insurance premiums and other operating expenses. The Bank's results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government policies and action of regulatory agencies.

Asset and Liability Management

     In managing its interest rate risk the Bank attempts to match the maturity of its liabilities and the maturity or repricing of its assets. In monitoring this process the Bank regularly conducts a comprehensive analysis of its balance sheet. The Bank utilizes a discounted cash flow analysis to arrive at a mark-to-market comparison of assets and liabilities to book values and in calculating the net present value of the Bank's equity position. The net present value is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The primary focus is on managing market value and total return. The Bank uses a model which internally generates estimates of the changes in the Bank's net portfolio value over a range of interest rate scenarios. In addition, but to a much lesser degree, the Bank will review its asset-liability gap position as an indication of how it is faring on matching its assets/liability maturity-repricing profile.

     For purposes of the following net portfolio value table all mortgage-backed securities and mortgages secured by one- to four-family residences are assumed to prepay at various constant prepayment rates, which were chosen based upon a consensus of prepayment rates that apply to various weighted average maturities and which are published by the larger brokerage houses who deal in mortgage-backed and related securities. Lines of credit reprice monthly, and consumer loans are based on amortized balances. Additionally, all variable rate deposit accounts assume various decay rates determined by the deposit investment and the rate environment. The liability assumptions for variable rate deposit accounts were derived partly from industry methodology standards of valuing core deposits and a blend of the Bank's own historical experience. Management believes that all of the above assumptions are reasonable.

     Certain shortcomings are inherent in the methodology used in the above interest rate risk measurements. Modeling changes in net portfolio value require the making of certain assumptions which may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the net portfolio value model presented assumes that the composition of the Bank's interest sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. Accordingly, although the net portfolio value table provides an indication of the Bank's interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on the Bank's net interest income and will differ from actual results.

     The following table sets forth the Bank's net portfolio value as of December 31, 2001. As it shows, increases in interest rates will result in net decreases in the Bank's net portfolio value, while decreases in interest rates will result in net increases in the Bank's net portfolio value.


          Change In                                     Net Present Value as %
      Interest Rates In       Net Portfolio Value             of Portfolio
        Basis Points          -------------------           Value Of Assets
                                                        ----------------------
        (Rate Shock)      Amount  $ Change    % Change    NPV Ratio    Change
        ------------      ------  --------    --------    ---------    ------
                                (Dollars in thousands)
            200            7,166   $ 1,236      20.84%      11.38%     24.64%
            100            6,528       598      10.08       10.22      11.94
          Static           5,930        --         --        9.13         --
           (100)           5,291      (639)    (10.76)       8.01     (12.27)
           (200)           4,282    (1,648)    (27.79)       6.41     (29.79)

     The matching of the repricing characteristics of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring an institution's interest rate sensitivity "gap." An asset or liability is said to be interest rate sensitive within a specific time period if it matures or reprices within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets anticipated, based upon certain assumptions, to mature or reprice within a specific time period and the amount of interest-bearing liabilities anticipated, based upon certain assumptions, to mature or reprice within that time period. At December 31, 2001, Lenox's cumulative interest rate gap (which is the difference between the amount of interest-earning assets maturing or repricing within the year and interest-bearing liabilities maturing or repricing within one year) as a percentage of total assets was a positive 20.42%. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities maturing or repricing within a specific time frame. A gap is considered negative when the amount of interest rate sensitive liabilities exceed the amount of interest rate sensitive assets maturing or repricing within that same time frame. Accordingly, in a rising interest rate environment, an institution with a positive gap would be in a better position to invest in higher yielding assets compared to an institution with a negative gap. This may result in the yield on its assets increasing at a faster pace than the increase in the cost of its interest-bearing liabilities. During a period of falling interest rates, an institution with a positive gap would tend to have its assets repricing at a faster rate than its interest-bearing liabilities, which consequently, may tend to restrain the growth of its net interest income or result in a decrease in net interest income.

Average Balance Sheet

     The following table sets forth certain information relating to the Bank at December 31, 2001 and for the years ended December 31, 2000 and 1999. The yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown except where noted otherwise. Average balances are derived from average month-end balances. Management does not believe that the use of average monthly balances instead of average daily balances has caused a material difference in the information presented. The yields and costs include fees which are considered adjustments to yields.


                                             At December 31,                           Year Ended December 31,
                                                                  -----------------------------------------------------------------
                                                  2001                        2001                               2000
                                            ---------------------------------------------------------------------------------------
                                            Balance    Average     Average  Interest     Average     Average   Interest    Average
                                                     Yield/Cost    Balance             Yield/Cost    Balance             Yield/Cost
                                            ---------------------------------------------------------------------------------------
                                                                                                         (Dollars in Thousands)
ASSETS:
Interest-earning assets:

Interest-bearing deposits                    $ 2,868     1.74%     $ 1,419    $   77       5.43%     $   223    $   16      7.17%
Investments                                    1,886     5.50        3,213       211       6.57        4,479       296      6.61
Mortgage-backed securities                     4,336     6.43        4,070       275       6.76        4,710       333      7.07
Loan receivable, net                          50,659     7.63       54,182     4,217       7.78       61,071     4,666      7.64
                                             -------     ----      -------    ------       ----      -------    ------      ----
Total interest-earning assets                 59,749     7.19       62,884     4,780       7.60       70,483     5,311      7.54
Non-interest-earning assets                    3,248       --        3,266                             3,285
                                                                   -------                           -------
Total assets                                 $62,997               $66,150                           $73,768
                                             =======               =======                           =======

LIABILITIES AND EQUITY:
Interest-bearing liabilities

Deposits                                     $33,299     3.62      $34,654     1,606       4.60      $37,694     1,858      4.93
FHLB advances                                 23,179     5.67       26,488     1,493       5.64       30,675     1,938      6.32
                                             -------               -------    ------                 -------    ------
Total interest-bearing liabilities            56,478     4.46       61,142     3,099       5.07       68,369     3,796      5.55
Non-interest-bearing liabilities                 945       --          187                               667
                                                                   -------
Total liabilities                             57,423                61,329                            69,036
Stockholders' equity                           5,574       --        4,821                             4,732
                                             -------               -------                           -------
Total liabilities and equity                 $62,997               $66,150                           $73,768
                                             =======               =======                           =======
Net interest income/interest rate spread                 2.73%                $1,681       2.53%                $1,515      1.99%
                                                         ====                 ======       ====                 ======      ====

Net interest-earning assets                  $ 3,271               $ 1,742                           $ 2,114
                                             =======               =======                           =======

Net interest margin                                        --                              2.67%                            2.15%
                                                         ====                              ====                             ====


                          Year Ended December 31, 1999
--------------------------------------------------------------------------------
                                             Average                 Average
                                             Balance    Interest    Yield/Cost
                                             ---------------------------------
                                                   (Dollars in thousands)

Assets:                                      $   490     $    23          4.69%
Interest-earning assets:
     Interest-bearing deposits
     Investments                               4,142         267          6.45
     Mortgage-backed securities                6,307         363          5.76
     Loans receivable, net                    52,879       3,805          7.20
                                             -------     -------
Total interest-earning assets                 63,818       4,458          6.99
Non-interest-earning assets                    2,194
Total assets                                 $66,012
                                             =======
Liabilities and Equity:
Interest-bearing liabilities:
     Deposits                                $37,702       1,731          4.59
     FHLB advances                            22,162       1,208          5.45
                                             -------
Total interest-bearing liabilities            59,864       2,939          4.91
Non-interest-bearing liabilities                 390
                                             -------
Total liabilities                             60,254
Stockholders' equity                           5,758
                                             -------
Total liabilities and equity                 $66,012
                                             =======
Net interest income/interest rate spread                 $ 1,519          2.08%
                                                         =======          ====
Net interest-earning assets                  $ 3,954
                                             =======
Net interest margin                                                       2.38%
                                                                          ====

Ratio of interest-earning assets to
 interest-bearing liabilities                 105.79%     102.85%       103.09%
Ratio of interest-earning assets to
 interest-bearing liabilities                 106.60%
                                              ------
Rate/Volume Analysis

     The following table presents the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected the Bank's interest income and interest expense during the period indicated. Information is provided in each category with respect to
(i) changes attributable to changes in volume (changes in volume multiplied by prior rate), (ii) changes attributable to changes in rate (changes in rate multiplied by prior volume), and (iii) the net change. The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

                                               Year Ended December 31,            Year Ended December 31,
                                                2001 Compared To Year              2000 Compared To Year
                                               Ended December 31, 2000            Ended December 31, 1999
                                          ----------------------------------------------------------------------------
                                              Increase (Decrease) Due To         Increase (Decrease) Due To
                                          ----------------------------------------------------------------------------
                                              Volume        Rate          Net         Volume         Rate        Net
                                          ----------------------------------------------------------------------------
                                                                         (In Thousands)
INTEREST-EARNING ASSETS:
     Interest-earning deposits                 $  86        $ (25)       $  61          $ (16)       $  9       $ (7)
     Investments                                 (84)          (1)         (85)            22           7         29
     Mortgage-backed securities                  (45)         (13)         (58)          (103)         73        (30)
     Loans receivable, net                      (526)          77         (449)           615         246        861
                                               -----        -----        -----          -----        ----       ----
     Total interest income                      (569)          38         (531)           518         335        853
                                               -----        -----        -----          -----        ----       ----
INTEREST-BEARING LIABILITIES:
     Deposits                                  $(150)       $(102)       $(252)            --         127        127
     FHLB advances                              (265)        (180)        (445)           516         214        730
                                               -----        -----        -----          -----        ----       ----
     Total interest expense                     (415)        (282)        (697)           516         341        857
                                               -----        -----        -----          -----        ----       ----

Net change in net interest income              $(154)       $ 320        $ 166          $   2        $ (6)      $ (4)
                                               =====        =====        =====          =====        ====       ====

Comparison of Financial Condition at December 31, 2001 and December 31, 2000

     Lenox's total assets decreased 12.3% during 2001 due to a 12.7% decrease in loans receivable. The decrease in loans was due to a decrease of $6.9 million in one- to four-family loans (including construction loans in one- to four-family properties). These asset decreases were used to decrease advances from the FHLB by $6.7 million. Lenox also experienced a decrease in its investment portfolio of $3.0 million from $7.3 million at December 31, 2000. These decreases were offset by increases in cash and due from banks and FHLB stock. Cash and due from banks increased $1.5 million as excess funds were invested in short-term interest earning assets as of December 31, 2001. FHLB stock increased by 6.9% to $1.9 million at December 31, 2001.

     Lenox's total liabilities decreased 14.3% to $57.4 million at December 31, 2001 due to a decrease in deposits of $3.2 million to $33.3 million and a decrease in advances from the FHLB of $6.7 million. The decrease in deposits was primarily due to a $2.7 million decrease in certificates of deposits. The advances from the FHLB decreased as borrowings were repaid with loan decreases.

     Stockholders' equity increased $771,000 to $5.57 million at December 31, 2001. The increase in stockholders' equity was primarily due to $900,000 from the sale of Common Shares and the increase in the market value on investments available for sale of $108,000 net of taxes.

Comparison of Operating Results for the Years Ended December 31, 2001 and December 31, 2000

     General. Lenox reported a net loss of $272,800 for 2001 compared to a net loss of $50,500 for 2000. The increased loss was primarily due to a compensation reserve of $300,000 on the potential payout of the employment contract of the former CEO, and an increase in loan loss provisions of $247,000, resulting from former management's increase in the amount of loans secured by non-owner occupied real estate outside the Cincinnati lending area and the associated perceived inherent risk.

     Interest Income. Interest and dividend income decreased $531,000 in 2001 primarily due to a decrease in average loans receivable of $6.9 million. Interest income on investments and mortgage-backed securities decreased $143,000 due to a reduction in the average balance outstanding. The reduction in investments and mortgage-backed securities was partially offset by an increase of $61,000 on interest-earning deposits.

     Interest Expense. Interest expense decreased by $697,000 to $3.1 million in 2001 primarily due to a decrease in the average outstanding FHLB advances to $23.2 million. The decrease in the interest expense was also due to a decrease in the average cost of funds from 5.55% for 2000 to 5.07% for 2001, due to the lower interest rate environment during 2001.

     Provision for Loan Losses. The provision for loan losses increased $189,000 to $247,000 for 2001 compared to $58,500 for 2000. Under prior management, the Bank experienced an aggressive increase in the concentration of its non-owner occupied real estate portfolio from 30% as of December 31, 2000 to approximately 46% as of December 31, 2001. The increase in the allowance for loan losses was based on the increase in the amount of loans secured by non-owner occupied real estate located outside the Cincinnati lending area. Most of this increase occurred in non-owner occupied real estate in the first six months of the year and is the result of decisions made by former management. The increase in non-owner occupied real estate loans and the increased inherent risk in this type of lending are the primary reasons for the increase in the provisions for loan loss.

     Other Income. Other income increased to $667,500 for 2001 due to additional fee and loan sale income generated by Lenox Mortgage Corp. of $327,000.

     General, Administrative and Other Expenses. General, administrative and other expenses increased $657,000 during 2001 primarily due to an increase in compensation and benefits of $401,000 and an increase of $256,000 in legal and professional fees. Compensation and benefits increased due to a $300,000 compensation reserve for the potential payout on the employment contract of the former CEO and additional compensation relating to the change of management in 2001. Legal and professional fees increased due to additional professional fees in responding to the regulatory and shareholder issues, as a result of litigation with the former CEO and as a result of the transition of new management.

     Income Taxes. The income tax credit for 2001 was $146,000 compared to $25,000 for 2000.

Comparison of Financial Condition at December 31, 2000 and December 31, 1999

     Lenox's total assets decreased 5.5% during 2000 due to a 10.9% decrease in loans receivable. The decrease in loans was due to a decrease of $7.3 million in one- to four-family loans (including construction loans in one-to four-family properties) from $57.5 million to $50.2 million due to the sale of $9.4 million in lower-yielding adjustable-rate loans in the open market in 2000. The proceeds of the sale were used to repay higher costing FHLB advances. Consumer and multi-family loans also decreased during 2000 due to lower demand. Lenox also experienced a 4.2% decrease in mortgage-backed securities during 2000 due to repayments of $84,000 and a decrease in the unrealized loss of $87,000. These decreases were offset by increases in cash and due from banks, FHLB stock and property and equipment. Cash and due from banks increased $1.8 million as excess funds were invested in short-term interest earning assets as of December 31, 2000. FHLB stock increased 11.5% during 2000. The increase in FHLB stock was necessary to allow for additional borrowings. Property and equipment increased $867,000 as Lenox purchased and renovated its new main office in Cincinnati, Ohio.

     Lenox's total liabilities decreased 5.9% in 2000 due to a decrease in deposits of 7.3% and a decrease in advances from the FHLB of 4.1% in 2000. The decrease in deposits was primarily due to a 15.9% decrease in certificates of deposits during 2000, due to increased competition in Lenox's market area. The advances from the FHLB decreased as borrowings were repaid with loan sale proceeds. These decreases were offset by a growth in demand deposit accounts of 17.6% during 2000 as Lenox introduced new higher-yielding demand deposit products.

     Stockholders' equity increased $23,000 to $4.80 million at December 31, 2000. The increase in stockholders' equity was primarily due to the increase in the market value on investments available for sale of $12,000 net of taxes and the amortization of the ESOP and the 1997 Incentive Plan totaling $61,000, offset by the net loss of $50,000.

Comparison of Operating Results for the Years Ended December 31, 2000 and December 31, 1999

     General. Lenox reported a net loss of $50,000 for 2000 compared to a net loss of $53,000 for 1999. The increase in revenue was primarily due to an increase of $96,000 in other income relating to additional fee income and additional gain on sale of loans of $37,000 from Lenox Mortgage Corp. operations. The increase was offset by an increase in general, administrative and other expenses of $82,000 and a higher provision for loan losses of $19,000. The increase in general, administrative and other expenses was the result of higher compensation and benefits expenses relating to Lenox Mortgage Corp. operations and higher legal and professional fees relating to shareholder issues. The increase was offset by a reduction in the occupancy and equipment expense as there was a one-time charge for the acceleration of the amortization of leasehold improvements upon termination of the lease agreement on the former site of the main office of Lenox in 1999.

     Interest Income. Interest and dividend income increased $853,000 for 2000 due to an increase in average interest-earning assets from $63.8 million for 1999 to $70.5 million for 2000 and an increase in the yield on interest-earning assets from 6.99% for 1999 to 7.54% for 2000. The increase in average interest-earning assets was almost exclusively due to loan growth, especially adjustable-rate loans. The increase in the yield on interest-earning assets was due to the rising interest rate environment. Interest income on investments and mortgage-backed securities decreased $7,500 due to a reduction in the average balance outstanding. The reduction in investments and mortgage-backed securities was primarily due to sales of mortgage-backed securities during 1999 plus principal repayments in 2000, offset by a higher yield on such investments due to the higher interest rate environment. Lenox sold no investments or mortgage-backed securities during 2000.

     Interest Expense. Interest expense increased 29.2% for 2000 due to an increase in the average outstanding FHLB advances to $30.7 million from $22.2 million. Lenox has utilized FHLB advances as an alternative funding source due to the competition for savings deposits in Lenox's market area. The average amount of outstanding deposits remained relatively stable during 2000 compared to the prior year. The increase in the interest expense was also due to an increase in the average cost of funds from 4.91% for 1999 to 5.55% for 2000, due to the higher interest rate environment during 2000.

     Provision for Loan Losses. The provision for loan losses increased 46.3% during 2000 due to the increase in the loan portfolio and the increased risk of default due to the possibility of a slowing economy. Additionally, the increased provision reflects the increase in non-performing loans to total loans to 0.34% for 2000 compared to 0.08% for 1999. Lenox's management closely monitors its loan portfolio and maintains the allowance for loan losses at a level which Lenox believes to be adequate based on the evaluation of the collectibility of the loans, prior loan losses and general economic conditions. While Lenox utilizes the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary due to economic, operating, regulatory and other conditions that may be beyond Lenox's control.

     Other Income. Other income increased to $332,000 for 2000 from $236,000 for 1999, an increase of 40.8%. The increase was due to additional fee and loan sale income generated by Lenox Mortgage Corp. Lenox Mortgage Corp. reported a full year of operations in 2000 compared to only three months of activity in 1999. Additional gain on sale of loans was due to the sale of approximately $9.4 million of lower-yielding adjustable-rate loans during 2000 as part of the restructuring of the balance sheet. Lenox used the loan sale proceeds to repay higher-yielding FHLB advances.

     General, Administrative and Other Expenses. General, administrative and other expenses increased 4.6% during 2000 due to an increase of $154,000 in compensation and benefits expenses and an increase of $53,000 in legal and professional fees. The increase was offset by a reduction in occupancy and equipment due to the one-time charge of $138,000 in 1999 for the acceleration of amortization on Lenox's leasehold improvements upon termination of the lease on the former main office location. Compensation and benefits expenses increased due to additional compensation relating to Lenox Mortgage Corp. operations. Legal and professional fees increased due to additional professional fees in responding to the regulatory and shareholder issues.

     Income Taxes. The income tax credit for 2000 was $25,000 compared to $14,000 for 1999. Taxes are calculated on net income less the ESOP expense as to SOP 93-6. The effective tax rates for 2000 and 1999 were 32.9% and 21.5%, respectively.

Liquidity and Capital Resources

     Lenox's primary sources of funds are deposits, principal and interest payments on loans, and FHLB advances. While maturities and scheduled amortization of loans are predictable sources of funds, deposits flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The FDIC requires savings banks to maintain a level of investment in specified types of liquid assets sufficient to protect and ensure the safety and soundness of the Bank. The Bank maintains a minimum level of liquidity, as defined by the FDIC, such that the liquidity rates, defined as the total of cash and marketable investment securities divided by total deposits and short term liabilities, will exceed 15%. The Bank's liquidity ratios were 25%, 24% and 17% at December 31, 2001, 2000 and 1999, respectively.

     The primary investment activity of Lenox is the origination of one- to four-family mortgage loans, multi-family mortgage loans and consumer loans, and the purchase of investments, including CMOs. During the years ended December 31, 2001, 2000, and 1999, the Bank originated mortgage loans in the amounts of $25.0 million, $15.5 million and $37.7 million, respectively, and consumer loans in the amount of $0.6 million, $1.1 million and $1.2 million, respectively.

     The Bank's most liquid assets are cash and short-term investments. The levels of these assets are dependent on the Bank's operating, financing, lending and investing activities during any given period. At December 31, 2001, cash and short term investments totaled $4.1 million.

     At December 31, 2001, the Bank had outstanding loan commitments (including undisbursed loan proceeds and unused lines of credit) of $3.0 million. The Bank anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificates of deposits which are scheduled to mature in one year or less from December 31, 2001, totaled $13.7 million. The Bank relies primarily on competitive rates, customer service, and long-standing relationships with customers to retain deposits. Occasionally, the Bank will also offer special competitive promotions to its customers to increase retention and promote deposit growth. Based upon the Bank's historical experience with deposit retention, management believes that, although it is not possible to predict future terms and conditions upon renewal, a significant portion of such deposits will remain with the Bank.

Impact of Inflation and Changing Prices

     The Consolidated Financial Statements and Notes thereto presented in this report have been prepared in accordance with GAAP, which require the measurement of the financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of Lenox's operations. Unlike industrial companies, nearly all of the assets and liabilities of Lenox are monetary in nature. As a result, interest rates have a greater impact on Lenox's performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the price of goods and services.

Impact of New Accounting Standards

     The following does not constitute a comprehensive summary of all material changes or developments affecting the manner in which Lenox keeps its books and records and performs its financial accounting responsibilities. It is intended only as a summary of some of the recent pronouncements made by the FASB which are of particular interest to financial institutions.

     On July 20, 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 141 and 142. SFAS No. 141 requires that all business combinations be accounted for under a single method, the purchase method. The use of the pooling of interest method is no longer permitted. SFAS No. 141 requires that the purchase method be used for combination initiated after June 30, 2001. The adoption of this standard did not impact the Bancorp because they have not entered into any business combinations.

     SFAS No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The amortization of goodwill ceases upon adoption of the Statement, which for most companies will be January 1, 2002. Management has determined that there will be no impact upon the adoption of this standard.

Item 7.   Financial Statements.

     See Item 13 below and the Index therein for a listing of the financial statements and supplementary data filed as part of this report.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     Effective March 14, 2002, Lenox dismissed Clark, Schaefer, Hackett & Co. as its independent public accountants and engaged Baird, Kurtz & Dobson LLP as its new independent public accountants. The decision to change accountants was recommended by the Audit Committee and approved by the Executive Committee of the Board of Directors.

     The reports of Clark, Schaefer, Hackett & Co. on the financial statements of Lenox for the two most recent fiscal years contained no adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles.

     During Lenox's two most recent fiscal years and through March 14, 2002 there were no disagreements with Clark, Schaefer, Hackett & Co. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Clark, Schaefer, Hackett & Co., would have caused them to make reference thereto in their reports on the financial statements for such years. During Lenox's two most recent fiscal years and through March 14, 2002, there were no "reportable events" as defined by Item 304(a)(1)(v) of Regulation S-K. Neither Lenox nor anyone on its behalf has consulted with Baird, Kurtz & Dobson LLP during Lenox's two most recent fiscal years, or any subsequent interim period, prior to its engagement of Baird, Kurtz & Dobson LLP, except in connection with an information systems audit performed by Baird, Kurtz & Dobson LLP in December 2001 required by federal and state banking regulators.

                                    Part III

     Items 9, 10, 11 and 12 are incorporated by reference to Lenox's Proxy Statement for its 2002 Annual Meeting of Shareholders filed with the Commission pursuant to Regulation 14A.

Item 13.    Exhibits and Reports on Form 8-K.

(a)(1) and (2)  Financial Statements and Schedules
                ----------------------------------


                                                                                    Page
                                                                                    ----
Report of Independent Certified Public Accountant                                   F-1
Consolidated Balance Sheets at December 31, 2001 and 2000                           F-2 to F-3
Consolidated Statements of Operations for the years ended December 31, 2001,        F-4
 2000 and 1999
Consolidated Statements of Comprehensive Loss for the years ended December 31,      F-5
 2001, 2000 and 1999
Consolidated Statements of Changes in Stockholders' Equity for the years ended      F-6 to F-8
 December 31, 2001, 2000 and 1999
Consolidated Statements of Cash Flows for the years ended December 31, 2001,        F-9 to F-11
 2000 and 1999
Notes to Consolidated Financial Statements                                          F-12 to F-34

                              LENOX BANCORP INC.

                       Consolidated Financial Statements

                          December 31, 2001 and 2000

                                     With

                         Independent Auditors' Report

                              LENOX BANCORP INC.

                               Table of Contents
                               -----------------

                                                               Page
                                                              -------
Independent Auditors' Report                                      F-1

Consolidated Financial Statements:

     Balance Sheets                                         F-2 - F-3

     Statements of Operations                                     F-4

     Statements of Comprehensive Loss                             F-5

     Statements of Changes in Stockholders' Equity          F-6 - F-8

     Statements of Cash Flows                              F-9 - F-11

     Notes to Financial Statements                        F-12 - F-34

                        Clark, Schaefer, Hackett & Co.
                         CERTIFIED PUBLIC ACCOUNTANTS
                             BUSINESS CONSULTANTS



                         Independent Auditors' Report
                         ----------------------------


The Board of Directors
Lenox Bancorp Inc.:

We have audited the accompanying consolidated balance sheets of Lenox Bancorp Inc. as of December 31, 2001 and 2000, and the related consolidated statements of operations, comprehensive loss, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Bancorp's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lenox Bancorp Inc. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.


  /s/ Clark, Schaefer, Hackett & Co.


Cincinnati, Ohio
February 11, 2002

                              LENOX BANCORP INC.

                          Consolidated Balance Sheets

                          December 31, 2001 and 2000

                                    Assets
                                    ------

                                                                              December 31,
                                                                   ---------------------------------
                                                                       2001                  2000
                                                                       ----                  ----
Cash and due from banks (including interest
     bearing deposits of $2,867,542 and $1,856,491
     at December 31, 2001 and 2000)                                $  4,094,621            2,590,782
Certificates of deposit                                                       -               98,483
Investment securities - available for
     sale, at fair value (amortized cost of
     $2,700,000 at December 31, 2000)                                         -            2,661,115
Mortgage-backed securities - available
     for sale, at fair value (amortized cost
     of $360,456 and $514,186 at
     December 31, 2001 and 2000)                                        366,484              509,021
Collateralized mortgage obligations - available
     for sale, at fair value (amortized cost
     of $3,963,338 and $4,157,144 at
     December 31, 2001 and 2000)                                      3,969,713            4,049,881
Loans receivable, net                                                50,658,807           54,250,641
Loans held for sale - at lower of cost or market                              -            3,711,567
Accrued interest receivable:
     Loans                                                              320,860              420,971
     Mortgage-backed securities                                           2,844                3,852
     Collateralized mortgage obligations                                 22,226               25,943
     Investments and certificates of deposit                                  -               50,181
Property and equipment, net                                           1,197,361            1,266,378
Real estate owned                                                        38,892                    -
Federal Home Loan Bank stock - at cost                                1,886,400            1,764,600
Prepaid expenses and other assets                                       399,312              335,987
Prepaid federal income taxes                                             21,900               89,609
Deferred federal income taxes                                            17,100                    -
                                                                   ------------         ------------

                                                                   $ 62,996,520           71,829,011
                                                                   ============         ============

See accompanying notes to financial statements.

                     Liabilities and Stockholders' Equity
                     ------------------------------------

                                                                                      December 31,
                                                                         ------------------------------------
                                                                                2001                 2000
                                                                                ----                 ----
Deposits                                                                 $   33,298,932          36,544,254
Advances from Federal Home Loan Bank                                         23,178,728          29,864,223
Advance payments by borrowers for taxes
     and insurance                                                              363,984             256,778
Accrued expenses                                                                580,639             285,664
Deferred federal income taxes                                                         -              75,590
                                                                         --------------       -------------
                                                                             57,422,283          67,026,509
                                                                         --------------       -------------
Commitments

Stockholders' equity:
     Common stock-authorized 2,000,000 shares
        no par value, 507,496 and 425,677 issued
        and 366,847 and 285,028 outstanding at
        December 31, 2001 and 2000, respectively                                      -                   -
     Additional paid in capital                                               4,681,860           3,767,033
     Retained earnings - substantially restricted                             3,784,731           4,057,524
     Unearned ESOP shares                                                      (135,767)           (171,395)
     Shares acquired for Stock Incentive Plan                                  (197,635)           (183,654)
     Less 140,649 shares held in treasury at
        December 31, 2001 and 2000                                           (2,567,139)         (2,567,139)
     Accumulated other comprehensive income:
        Unrealized gain (loss) on available for sale
           securities, net of income taxes                                        8,187             (99,867)
                                                                         --------------       -------------
                                                                              5,574,237           4,802,502
                                                                         --------------       -------------


                                                                         $   62,996,520          71,829,011
                                                                         ==============       =============

                              LENOX BANCORP INC.

                     Consolidated Statements of Operations

                      Three Years Ended December 31, 2001

                                                                          2001                 2000                1999
                                                                          ----                 ----                ----
Interest and dividend income:
     Loans                                                          $   4,217,488            4,665,829           3,805,200
     Mortgage-backed securities                                            27,497               37,125              44,440
     Collateralized mortgage obligations                                  247,714              296,089             318,994
     Investments and interest bearing deposits                            165,311              189,477             209,759
     Federal Home Loan Bank                                               122,112              122,749              79,781
                                                                    -------------          -----------         -----------
                                                                        4,780,122            5,311,269           4,458,174
                                                                    -------------          -----------         -----------
Interest expense:
     Deposits                                                           1,606,309            1,858,226           1,731,320
     Borrowed money and capitalized leases                              1,493,105            1,938,314           1,208,308
                                                                    -------------          -----------         -----------
                                                                        3,099,414            3,796,540           2,939,628
                                                                    -------------          -----------         -----------

           Net interest income before provision
              for loan losses                                           1,680,708            1,514,729           1,518,546

Provision for loan losses                                                 247,143               58,500              40,000
                                                                    -------------          -----------         -----------

           Net interest income after provision
              for loan losses                                           1,433,565            1,456,229           1,478,546
                                                                    -------------          -----------         -----------

Other income:
     Service fee and other income                                         190,755              193,128             129,202
     Mortgage brokerage fee income                                        327,049                    -                   -
     Gain on sale of real estate owned                                        236                    -                   -
     Gain (loss) on sale of investments                                   (24,664)                   -               4,842
     Gain on sale of loans                                                174,131              138,858             101,675
                                                                    -------------          -----------         -----------
                                                                          667,507              331,986             235,719
                                                                    -------------          -----------         -----------
General, administrative and other expenses:
     Compensation and employee benefits                                 1,312,344              911,413             756,922
     Occupancy and equipment                                              313,076              286,066             388,837
     Federal deposit insurance premiums                                    19,103               13,635              20,726
     Franchise taxes                                                       49,543               51,038              80,639
     Legal and professional fees                                          568,798              313,384             260,667
     Advertising                                                            7,444               21,743              38,275
     Other operating expenses                                             249,846              266,162             235,467
                                                                    -------------          -----------         -----------
                                                                        2,520,154            1,863,441           1,781,533
                                                                    -------------          -----------         -----------
           Loss before benefit
              for income taxes                                           (419,082)             (75,226)            (67,268)

Benefit for income taxes                                                 (146,289)             (24,750)            (14,477)
                                                                    -------------          -----------         -----------

           Net loss                                                 $    (272,793)             (50,476)            (52,791)
                                                                    ==============         ============        ============

Basic loss per share                                                $       (0.99)               (0.20)              (0.18)
                                                                    ==============         ============        ============

Diluted loss per share                                              $       (0.99)               (0.20)              (0.18)
                                                                    ==============         ============        ============

See accompanying notes to financial statements

                              LENOX BANCORP INC.

                 Consolidated Statements of Comprehensive Loss

                      Three Years Ended December 31, 2001

                                                                           2001                2000                1999
                                                                           ----                ----                ----
Net loss                                                           $     (272,793)            (50,476)            (52,791)

Other comprehensive loss, net of tax
     Unrealized gains (losses) on available for
        sale securities:
           Unrealized holding gains (losses)
              during the year                                              91,776              11,692            (119,374)
           Reclassification adjustments for (gains)
              losses included in net loss                                  16,278                   -              (3,196)
                                                                   --------------          ----------        ------------

                 Net gain (loss) recognized in other
                    comprehensive income                                  108,054              11,692            (122,570)
                                                                   --------------          ----------        ------------

Comprehensive loss                                                 $     (164,739)            (38,784)           (175,361)
                                                                   ==============          ==========        ============

See accompanying notes to financial statements

                              LENOX BANCORP INC.

          Consolidated Statements of Changes in Stockholders' Equity

                      Three Years Ended December 31, 2001

                                                                                                             Unrealized
                                                                                                             Gain (Loss)
                                                   Additional               Unearned    Stock               on Available
                                          Common    Paid in      Retained     ESOP    Incentive   Treasury    for Sale
                                           Stock    Capital      Earnings    Shares      Plan       Stock    Securities     Total
                                           -----    -------      --------    -------     ----       -----    ----------     -----
Balance at December 31, 1998              $    -   3,743,279    4,216,005   (240,463) (235,469)    (347,728)     11,011   7,146,635

Net loss for the year ended
     December 31, 1999                         -           -      (52,791)         -         -            -           -     (52,791)

ESOP shares committed to be
     allocated at average market price
     (3,798 shares at $16.40 per share)        -      30,277            -     31,993         -            -           -      62,270

Shares acquired to be held in treasury         -           -            -          -         -   (2,223,172)          -  (2,223,172)

Shares reissued for exercised stock
     options                                   -           -            -          -         -        3,761           -       3,761

Stock Incentive Plan awards                    -        (128)           -          -       128            -           -           -

Unvested stock awards returned to
     Plan                                      -       2,758            -          -    (2,758)           -           -           -

Amortization of Stock Incentive Plan           -           -            -          -    21,087            -           -      21,087

Change in net unrealized gain on
     available-for-sale securities net
     deferred tax benefit of $63,142          -            -            -          -         -            -    (122,570)   (122,570)

Cash dividends of $.20 per share              -            -      (55,214)         -         -            -           -     (55,214)
                                         ------    ---------    ---------   --------  --------   ----------    --------   ---------

Balance at December 31, 1999             $    -    3,776,186    4,108,000   (208,470) (217,012)  (2,567,139)   (111,559)  4,780,006
                                         ======    =========    =========   ========  ========   ==========    ========   =========


See accompanying notes to financial statements.

                              LENOX BANCORP INC.

          Consolidated Statements of Changes in Stockholders' Equity

                      Three Years Ended December 31, 2001

                                                                                                             Unrealized
                                                                                                             Gain (Loss)
                                                   Additional               Unearned    Stock               on Available
                                          Common    Paid in      Retained     ESOP    Incentive   Treasury    for Sale
                                           Stock    Capital      Earnings    Shares      Plan       Stock    Securities     Total
                                           -----    -------      --------    -------     ----       -----    ----------     -----
Balance at December 31, 1999              $    -   3,776,186    4,108,000   (208,470) (217,012)  (2,567,139)   (111,559)  4,780,006

Net loss for the year ended
     December 31, 2000                         -           -      (50,476)         -         -            -           -     (50,476)

ESOP shares committed to be
     allocated at average market price
     (3,707 shares at $12.18 per share)        -       8,094            -     37,075         -            -           -      45,169

Stock Incentive Plan awards                    -     (18,135)           -          -    18,135            -           -           -

Unvested stock awards returned to
     Plan                                      -         888            -          -      (888)           -           -           -

Amortization of Stock Incentive Plan           -           -            -          -    16,111            -           -      16,111

Change in net unrealized gain on
     available-for-sale securities net of
     deferred tax benefit of $6,023            -           -            -          -         -            -      11,692      11,692
                                          ------   ---------    ---------   --------  --------   ----------    --------   ---------

Balance at December 31, 2000              $    -   3,767,033    4,057,524   (171,395) (183,654)  (2,567,139)    (99,867)  4,802,502
                                          ======   =========    =========   ========  ========   ==========    ========   =========

See accompanying notes to financial statements.

                              LENOX BANCORP INC.

          Consolidated Statements of Changes in Stockholders' Equity

                      Three Years Ended December 31, 2001

                                                                                                             Unrealized
                                                                                                             Gain (Loss)
                                                   Additional               Unearned    Stock               on Available
                                          Common    Paid in      Retained     ESOP    Incentive   Treasury    for Sale
                                           Stock    Capital      Earnings    Shares      Plan       Stock    Securities     Total
                                           -----    -------      --------    -------     ----       -----    ----------     -----
Balance at December 31, 2000              $    -   3,767,033    4,057,524   (171,395) (183,654)  (2,567,139)    (99,867)  4,802,502

Net loss for the year ended
     December 31, 2001                         -           -     (272,793)         -         -            -           -    (272,793)

Issuance of 81,819 shares of common
     stock at $11 per share in
     September and December 2001               -     900,009            -          -         -            -           -     900,009

ESOP shares committed to be
     allocated at average market price
     (3,563 shares at $10.14 per share)        -         482            -     35,628         -            -           -      36,110

Unvested stock awards returned to
     Plan                                      -      14,336            -          -   (14,336)           -           -           -

Amortization of Stock Incentive Plan           -           -            -          -       355            -           -         355

Change in net unrealized gain on
     available-for-sale securities net of
     deferred tax liability of $55,664         -           -            -          -         -            -     108,054     108,054
                                          ------   ---------    ---------   --------  --------   ----------    --------   ---------

Balance at December 31, 2001              $    -   4,681,860    3,784,731   (135,767) (197,635)  (2,567,139)      8,187   5,574,237
                                          ======   =========    =========   ========  ========   ==========    ========   =========


See accompanying notes to financial statements.

                               LENOX BANCORP INC.

                      Consolidated Statements of Cash Flows

                       Three Years Ended December 31, 2001


                                                                   2001            2000            1999
                                                                   ----            ----            ----
Cash flows from operating activities:
     Interest and dividends received                          $  4,989,823       5,268,417       4,314,562
     Interest paid                                              (3,144,261)     (3,795,934)     (2,867,583)
     Loans disbursed for sale in the secondary market           (9,282,115)     (4,083,701)     (4,749,444)
     Proceeds from sale of loans in the secondary market         9,360,907       4,373,956       4,846,531
     Loan origination fees paid                                    (39,042)        (95,782)       (146,057)
     Other fees received                                           517,804         193,128         129,202
     Cash paid to suppliers and employees                       (2,000,493)     (1,804,576)     (1,379,832)
     Income taxes refunded (paid)                                   65,645          26,806         (51,000)
                                                              ------------    ------------    ------------

          Net cash provided by operating activities                468,268          82,314          96,379
                                                              ------------    ------------    ------------

Cash flows from investing activities:
     Property and equipment additions                              (16,384)       (961,550)        (33,095)
     Proceeds from sale of building improvements                        --          22,000              --
     Repayments of mortgage-backed securities                      148,355          83,721         189,962
     Purchase of collateralized mortgage obligations -
       available for sale                                       (6,284,115)             --              --
     Repayments of collateralized mortgage obligations           2,349,705              --       1,567,603
     Proceeds from sale of collateralized mortgage
       obligations - available for sale                          4,093,692              --       2,344,782
     Maturity of certificates of deposit                           100,000         100,000              --
     Purchase of certificates of deposit                            (1,517)         (5,202)        (10,190)
     Purchase of Federal Home Loan Bank stock                           --         (59,200)       (681,100)
     Net change in loans                                         3,228,770      (2,666,737)    (24,348,454)
     Proceeds from sale of loans                                 3,695,329       9,423,365              --
     Loans participations purchased                                     --              --      (2,431,200)
     Proceeds from loan participations sold                             --              --         300,000
     Maturity of investments - available for sale                2,000,000              --         600,000
     Proceeds from sale of investments - available for sale        711,410              --              --
     Proceeds from sale of real estate acquired through
       foreclosure                                                  41,134              --              --
                                                              ------------    ------------    ------------

          Net cash provided (used) by investing activities      10,066,379       5,936,397     (22,501,692)
                                                              ------------    ------------    ------------

          Net cash flows provided (used) by operating and
            investing activities (subtotal carried forward)   $ 10,534,647       6,018,711     (22,405,313)
                                                              ------------    ------------    ------------

See accompanying notes to financial statements

                              LENOX BANCORP INC.

                     Consolidated Statements of Cash Flows

                      Three Years Ended December 31, 2001

                                                                          2001                2000                1999
                                                                          ----                ----                ----
          Net cash flows provided (used) by operating and
            investing activities (subtotal brought forward)       $      10,534,647           6,018,711         (22,405,313)

Cash flows from financing activities:
     Net increase (decrease) in deposits                                 (3,245,322)         (2,891,528)          6,369,044
     Net borrowings from Federal Home Loan Bank                                   -             165,000          17,050,000
     Repayment of Federal Home Loan Bank advances                        (6,685,495)         (1,439,441)           (351,342)
     Purchase of shares to be held in treasury                                    -                   -          (2,223,172)
     Proceeds from exercised stock options                                        -                   -               3,761
     Proceeds from issuance of stock                                        900,009                   -                   -
     Dividends paid on common stock                                               -                   -             (55,214)
                                                                  -----------------     ---------------      --------------

          Net cash provided (used) by financing activities               (9,030,808)         (4,165,969)         20,793,077
                                                                  -----------------     ---------------      --------------

     Increase (decrease) in cash and cash equivalents                     1,503,839           1,852,742          (1,612,236)

     Cash and due from banks at beginning of period                       2,590,782             738,040           2,350,276
                                                                  -----------------     ---------------      --------------

     Cash and due from banks at end of period                     $       4,094,621           2,590,782             738,040
                                                                  =================     ===============      ==============


Supplemental disclosure of noncash investing activities:

     Change in unrealized gains (losses) on securities
       available for sale - net of related tax effects            $         108,054              11,692            (122,570)
                                                                  =================     ===============      ==============

     Reclassification of mortgage loans to real
       estate owned                                               $          97,337                   -                   -
                                                                  =================     ===============      ==============

See accompanying notes to financial statements.

                              LENOX BANCORP INC.

                     Consolidated Statements of Cash Flows

                      Three Years Ended December 31, 2001

                    Reconciliation of Net Loss to Net Cash
                       Provided by Operating Activities
                       --------------------------------

                                                                             2001                2000              1999
                                                                             ----                ----              ----
Net loss                                                                $   (272,793)           (50,476)          (52,791)

Adjustments to reconcile net loss to net cash provided by
    operating activities:
         Depreciation and amortization                                        89,227             80,181           231,301
         Provision for losses on loans                                       247,143             58,500            40,000
         Amortization of deferred loan costs (fees)                           62,318             59,455            38,342
         Deferred loan origination fees (costs)                              (42,702)           (82,541)         (171,263)
         Federal Home Loan Bank stock dividends                             (121,800)          (122,600)          (79,500)
         (Gain) loss on sale of investment and mortgage-backed
            securities                                                        24,664                  -            (4,842)
         Gain on sale of loans                                               (95,339)           (27,091)                -
         Gain on sale of real estate acquired through foreclosure               (236)                 -                 -
         Amortization of stock incentive plan awards                             355             16,111            21,087
         ESOP expense                                                         36,110             45,169            62,270
         Effect of change in operating assets and liabilities:
               Loans held for sale                                                 -            164,450            55,570
               Accrued interest receivable                                   155,017            (63,140)         (168,778)
               Excess servicing rights                                       110,340             74,151           (21,511)
               Prepaid expenses and other assets                             (45,573)           (39,567)          (38,936)
               Prepaid income taxes                                           67,709            (12,500)          (48,157)
               Advances by borrowers for taxes and insurance                 107,206             (8,712)          103,085
               Accrued expenses                                              294,975            (23,632)          147,822
               Deferred federal income tax                                  (148,353)            14,556           (17,320)
                                                                        ------------          ---------        ----------

                      Net cash provided by operating activities         $    468,268             82,314            96,379
                                                                        ============          =========        ==========


See accompanying notes to financial statements.

                              LENOX BANCORP INC.

                         Notes to Financial Statements

1.   Organization and Summary of Significant Accounting Policies:
     -----------------------------------------------------------

     The following describes the organization and the significant accounting policies followed in the preparation of these financial statements.

          Nature of operations and principles of consolidation
          ----------------------------------------------------

          Lenox Bancorp Inc. (the Bancorp) is a holding company formed in 1995 in conjunction with the conversion of Lenox Savings Bank from a mutual savings bank to a stock savings bank in July 1996. The conversion culminated in the Bancorp's issuance of 425,677 shares. The Bancorp's financial statements include the accounts of its wholly-owned subsidiary, Lenox Savings Bank and Lenox Savings Bank's wholly-owned subsidiary, Lenox Mortgage Corporation. All significant intercompany transactions have been eliminated.

          Lenox Savings Bank is a state-chartered savings bank and a member of the Federal Home Loan Bank system (FHLB) and subject to regulation by the Federal Deposit Insurance Corporation (FDIC) and the State of Ohio. As a member of the FHLB system, Lenox Savings Bank maintains a required investment in capital stock of the Federal Home Loan Bank of Cincinnati.

          The Bancorp's business consists of attracting deposits from the general public and applying those funds in the origination of real estate and consumer loans. The Bancorp's profitability is significantly dependent on its net interest income, which is the difference between interest income generated from interest-earning assets (i.e. loans and investments) and the interest expense paid on the interest-bearing liabilities (i.e. customer deposits and borrowed funds). Net interest income is affected by the relative amount of interest-earning assets and interest-bearing liabilities and the interest received or paid on these balances. The level of interest rates paid or received by the Bancorp can be significantly influenced by a number of environmental factors, such as governmental monetary policy, that are outside of management's control.

          Savings accounts are insured by the Savings Association Insurance Fund
          (SAIF), a division of the FDIC, within certain limitations. Semi-annual premiums are required by the SAIF for the insurance of such savings accounts.

          Use of estimates
          ----------------

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and that affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Areas where management's estimates and assumptions are more susceptible to change in the near-term include the allowance for loan losses and the fair value of certain securities.

          Cash and due from banks
          -----------------------

          For the purpose of presentation in the statements of cash flows, the Bancorp considers all highly liquid debt instruments with original maturity when purchased of three months or less to be cash equivalents. Cash and cash equivalents are defined as those amounts included in the balance sheets caption cash and due from banks.

          The Bancorp maintains its cash deposit accounts at financial institutions where the balance, at times, may exceed federally insured limits.

          Investments in debt and equity securities
          -----------------------------------------

          Investments in debt and equity securities are classified upon acquisition into one of three categories: held to maturity, trading, and available for sale. Debt securities that the Bancorp has the positive intent and ability to hold to maturity are classified as held to maturity securities and reported at amortized cost. Debt and equity securities that are bought and held principally for the purpose of selling in the near-term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings. The Bancorp has no trading securities. Debt and equity securities not classified as either held to maturity securities or trading securities are classified as available for sale securities and reported at fair value, with unrealized gains or losses excluded from earnings and reported as a separate component of equity, net of deferred taxes.

          Gains or losses on the sale of investment securities, mortgage-backed securities and collateralized mortgage obligations available for sale are determined on the specific identification method. Premiums and discounts on investment securities, mortgage-backed securities and collateralized mortgage obligations are amortized or accredited using the interest method over the expected lives of the related securities.

          Loans receivable
          ----------------

          Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their outstanding unpaid principal balances reduced by any charge offs or specific valuation accounts and net of any deferred fees or costs on originated loans, or unamortized premiums or discounts on purchased loans.

          Loan origination fees and certain direct origination costs are capitalized and recognized as an adjustment of the yield of the related loan.

          In 1998, the Bancorp began selling all eligible fixed rate and some adjustable rate, single-family loans originated in the secondary market. Loans held for sale are carried at the lower of cost or market, determined in the aggregate. In computing cost, deferred loan origination fees and costs are aggregated with the principal balances of the related loans.

          The Bancorp retains the servicing on some of the loans sold and agrees to remit to the investor loan principal and interest at agreed-upon rates. These rates can differ from the loan's contractual interest rate due to servicing fees retained.

          The allowance for loan and real estate losses is increased by charges to income and decreased by charge offs (net of recoveries). Management's periodic evaluation of the adequacy of the allowance is based on the Bancorp's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and current economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bancorp's allowance for loan losses. Such agencies may require the Bancorp to recognize additions to the allowance based on judgments different from those of management.

          Although management uses the best information available to make these estimates, future adjustments to the allowances may be necessary in the near term due to economic, operating, regulatory and other conditions that may be beyond the Bancorp's control. However, the amount of the change that is reasonably possible cannot be estimated.

          Loans, including impaired loans, are generally classified as non-accrual if they are past due as to maturity or payment of principal or interest for a period of more than 90 days, unless such loans are well-secured and in the process of collection. Loans that are on a current payment status or past due less than 90 days may also be classified as non-accrual if repayment in full of principal and/or interest is in doubt.

          Loans may be returned to accrual status when all principal and interest amounts contractually due (including arrearages) are reasonably assured of repayment within an acceptable period of time, and there is a sustained period of repayment performance by the borrower, in accordance with the contractual terms of interest and principal. While a loan is classified as non-accrual, interest income is generally recognized on a cash basis.

          Foreclosed real estate
          ----------------------

          Real estate properties acquired through, or in lieu of, loan foreclosure are to be sold and are initially recorded at fair value at the date of foreclosure establishing a new cost basis. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in loss on foreclosed real estate.

          Property and equipment
          ----------------------

          Property and equipment are carried at cost, less accumulated depreciation and amortization computed by straight-line and accelerated methods over the estimated useful lives of the respective assets.

          Income taxes
          ------------

          Deferred tax assets and liabilities represent the tax effects of the temporary differences in the basis of certain assets and liabilities for tax and financial statement purposes, calculated at currently effective tax rates of future deductible or taxable amounts attributable to events that have been recognized on a cumulative basis in the financial statements.

          The Bancorp's principal temporary differences between pretax financial income and taxable income result from different methods of accounting for deferred loan origination fees and costs, Federal Home Loan Bank stock dividends, the general loan loss allowance and the post-1987 percentage of earnings bad debt deduction. For certain assets acquired after December 31, 1980, a temporary difference is also recognized for depreciation utilizing accelerated methods for Federal income tax purposes.

          Concentration of customers
          --------------------------

          The Bancorp accepts deposits from customers who are primarily in the Metropolitan Cincinnati area. The Bancorp grants the majority of its real estate and consumer loans to customers who are primarily in the Metropolitan Cincinnati and Columbus areas. The majority of loans in the Columbus area are non-owner occupied investment real estate.

          Fair values of financial instruments
          ------------------------------------

          The following methods and assumptions were used by the Bancorp in estimating fair values of financial instruments as disclosed herein:

                 Cash and short-term instruments. The carrying amounts of cash and short-term instruments approximate their fair value.

                 Available-for-sale and held-to-maturity securities. Fair values for securities excluding restricted equity securities, are based on quoted market prices. The carrying values of restricted equity securities approximate fair values.

                 Loans receivable. For variable-rate loans that reprice frequently and have no significant change in credit risk, fair values are based on carrying values. Fair values for certain mortgage loans (for example, one-to-four family residential), credit-card loans, and other consumer loans were estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

                 Deposit liabilities. The fair values disclosed for demand deposits, NOW and money market accounts are, by definition, equal to the amount payable on demand at the reporting date (that is, their carrying amounts). Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

                 FHLB advances. The fair values of FHLB advances are estimated using discounted cash flow analyses based on the Bancorp's current incremental borrowing rates for similar types of borrowing arrangements.

                 Accrued interest. The carrying amounts of accrued interest approximate their fair values.

          Off balance sheet instruments
          -----------------------------

          In the ordinary course of business, the Bancorp has entered into off-balance sheet financial instruments consisting of commitments to extend credit and commitments under line of credit loans. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.

          Recent accounting pronouncements
          --------------------------------

          On July 20, 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 141 and 142. SFAS No. 141 requires that all business combinations be accounted for under a single method, the purchase method. The use of the pooling of interest method is no longer permitted. SFAS No. 141 requires that the purchase method be used for combinations initiated after June 30, 2001. The adoption of this standard did not impact the Bancorp because they have not entered into any business combinations.

          SFAS No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The amortization of goodwill ceases upon adoption of the Statement, which for most companies will be January 1, 2002. Management has determined that there will be no impact upon the adoption of this standard.

          Earnings per share
          ------------------

          Earnings per common share have been computed on the basis of the weighted average number of common shares outstanding, and, when applicable, those stock options that are dilutive.

          Reclassifications
          -----------------

          Certain amounts in the 2000 and 1999 financial statements have been reclassified to conform to the current year presentation.

2. Investments, Mortgage-Backed Securities and Collateralized Mortgage
   -------------------------------------------------------------------
   Obligations:
   -----------

   The amortized cost and estimated fair values of investments and mortgage-backed securities available for sale are as follows:

                                           December 31, 2001
                            -----------------------------------------------
                                            Gross       Gross
                              Amortized   Unrealized  Unrealized    Fair
                                Cost        Gains       Losses      Value
                                ----        -----       ------      -----

   Mortgage-backed
     securities               $  360,456     7,463       1,435      366,484
   Collateralized mortgage
     obligations               3,963,338    14,410       8,035    3,969,713
                              ----------    ------       -----    ---------
                              $4,323,794    21,873       9,470    4,336,197
                              ==========    ======       =====    =========

                                            December 31, 2000
                             ----------------------------------------------
                                            Gross       Gross
                              Amortized   Unrealized  Unrealized    Fair
                                Cost        Gains       Losses      Value
                                ----        -----       ------      -----

  U.S. Government and
     agencies securities      $2,700,000    4,609       43,494    2,661,115
  Mortgage-backed
     securities                  514,186    2,150        7,315      509,021
  Collateralized mortgage
     obligations               4,157,144        -      107,263    4,049,881
                              ----------    -----      -------    ---------
                              $7,371,330    6,759      158,072    7,220,017
                              ==========    =====      =======    =========

  The amortized cost and estimated market values of investments, mortgage-backed securities and collateralized mortgage obligations at December 31, 2001 and 2000 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

  The Bancorp has pledged its investments, mortgage-backed securities and collateralized mortgage obligations to the FHLB for future advances.

                                       December 31, 2001     December 31, 2000
                                       -----------------     -----------------
                                                Estimated             Estimated
                                                 Market                Market
                                        Cost      Value       Cost      Value
                                        ----      -----       ----      -----

  Due in one to five years          $        -          -  1,200,000  1,200,590
  Due in over five to ten years              -          -    500,000    493,392
  Due in over ten years                      -          -  1,000,000    967,133
  Mortgage-backed
     securities                        360,456    366,484    514,186    509,021
  Collateralized mortgage
     obligations                     3,963,338  3,969,713  4,157,144  4,049,881
                                    ----------  ---------  ---------  ---------
                                    $4,323,794  4,336,197  7,371,330  7,220,017
                                    ==========  =========  =========  =========

   Proceeds and resulting gains and losses realized from sale of investments, mortgage-backed securities and collateralized mortgage obligations for year ended December 31, 2001 and 1999 were as follows:
                                                                   Net
                                       Gross    Gross   Gross    Realized
                                     Proceeds   Gains   Losses  Gain (Loss)
                                     --------   -----   ------  -----------

   Year ended December 31, 2001     $4,805,102  27,229  51,893    (24,664)
                                    ==========  ======  ======    =======

   Year ended December 31, 1999     $2,344,782  22,500  17,658      4,842
                                    ==========  ======  ======    =======

   There were no sales of investments, mortgage-backed securities or collateralized mortgage obligations for the year ended December 31, 2000.

3. Loans Receivable:
   -----------------

   Loans receivable, including loans held for sale, are summarized as follows:

                                                2001         2000
                                                ----         ----
   Mortgage loans secured by one to
    four family residences                  $41,116,981   47,768,714
   Multi-family residential real estate       6,997,046    5,892,504
   Commercial property                          239,733      248,771
   Home equity line of credit                 2,247,398    2,494,221
   Consumer                                     984,325    1,680,311
   Unsecured consumer line of credit             81,544      122,685
   Passbook loans                                32,765       32,732
                                            -----------   ----------
                                             51,699,792   58,239,938
                                            -----------   ----------
   Add/(Less):
      Loans in process                         (805,209)    (245,546)
      Allowance for loan loss                  (293,013)    (125,552)
      Deferred loan costs                        57,237       93,368
                                            -----------   ----------
                                             (1,040,985)    (277,730)
                                            -----------   ----------
                                            $50,658,807   57,962,208
                                            ===========   ==========

   At December 31, 2001 and 2000, adjustable rate loans approximated $41,648,000 and $41,625,000, respectively.

   As discussed previously, the Bancorp has sold certain whole loans in the secondary market, retaining servicing on the loans sold. Loans sold and serviced for others totaled approximately $24,993,000 and $19,075,000 at December 31, 2001 and 2000, respectively.

   Mortgage servicing rights of $128,092 and $155,106 were capitalized in 2001 and 2000. The fair value of mortgage servicing rights approximates the current book value as of December 31, 2001 and 2000 of $200,605 and $182,853, respectively. Amortization of mortgage servicing rights was $110,340, $75,799 and $32,545 for the years 2001, 2000 and 1999, respectively.

   Activity in the allowance for loan losses is as follows:

                                           Years Ended December 31,
                                           ------------------------
                                           2001       2000      1999
                                           ----       ----      ----

           Beginning balance             $125,552    90,264    66,472
           Provision for loan losses      247,143    58,500    40,000
           Charge off of loans            (84,321)  (31,175)  (22,397)
           Recoveries of prior
            charge-offs                     4,639     7,963     6,189
                                         --------   -------   -------
                                         $293,013   125,552    90,264
                                         ========   =======   =======

   Loans to officers and directors totaled $0 and $397,735 as of December 31, 2001 and 2000, respectively. An analysis of loan activity for the years ended December 31, 2001 and 2000 follows:


                                                    2001        2000
                                                    ----        ----

           Outstanding balance, beginning       $  397,735   1,040,255
           Director changes                       (315,945)   (270,718)
           Repayments                              (81,790)   (371,802)
                                                ----------   ---------

           Outstanding balance, ending          $        -     397,735
                                                ==========   =========

4. Property and Equipment:
   ----------------------

   Property and equipment at December 31, 2001 and 2000 is summarized by major classification as follows:

                                                    2001        2000
                                                    ----        ----

       Land and buildings                       $1,159,790   1,151,853
       Furniture and equipment                     514,493     506,045
                                                ----------   ---------
                                                 1,674,283   1,657,898
       Accumulated depreciation                    476,922     391,520
                                                ----------   ---------

                                                $1,197,361   1,266,378
                                                ==========   =========

   In 1993, the Bancorp constructed an addition with a cost of $126,938 to the building that it was leasing as its main office. The Bancorp had an agreement with the lessor that if the lease was terminated, the Bancorp would receive from the lessor a set dollar amount based on a ten year declining schedule. The building addition at the end of the lease became the property of the lessor. During 1999, the Bancorp received notice that it would be required to vacate the main office. This resulted in a one-time after tax charge to earnings of approximately $91,000 during 1999. The net book value of the addition and related leasehold improvements at December 31, 1999 was $22,000, which approximates the amount the Bancorp received in 2000.

   Effective July 1, 1995, the Bancorp entered into a lease with Procter and Gamble for its main office facilities that expired December 31, 1999 and was extended until March 2000. Rent expense for the years ended December 31, 2000 and 1999 was $1,791 and $22,986, respectively.

5. Deposits:
   ---------

   Deposit amounts are summarized as follows:

                                                      December 31,
                                                      ------------
                                             2001                      2000
                                   -------------------------   ---------------------
                                                  Weighted                  Weighted
                                                  Average                   Average
                                      Balance       Rate         Balance      Rate
                                      -------       ----         -------      ----
   Statement savings               $  6,890,361     1.67%       7,233,007     4.65%
   NOW and money market accounts      4,505,227     0.91        4,667,980     2.03
   Other                                 26,424     0.74           40,755     1.98
                                   ------------                ----------
                                     11,422,012                11,941,742
                                   ------------                ----------

   Certificates:
      Three months                      365,726     3.04          106,514     5.50
      Six months                      1,288,608     2.92        1,429,059     6.22
      Nine months                     1,796,513     3.52          286,157     6.45
      One year                        5,755,755     4.27        7,667,131     6.52
      Fifteen months                  1,138,968     4.91          386,058     6.53
      Eighteen months                 1,338,722     4.20        1,236,175     6.04
      Two years                       2,818,920     5.03        5,724,081     5.76
      Three years                     1,902,247     5.64        1,821,789     5.67
      Four years                        281,092     5.28          308,728     5.38
      Five years                      5,190,369     6.10        5,636,820     6.19
                                   ------------     ----       ----------     ----

                                     21,876,920     4.80       24,602,512     6.14
                                   ------------     ----       ----------     ----

                                   $ 33,298,932     3.62%      36,544,254     5.32%
                                   ============     ====       ==========     ====

   Scheduled maturities of certificate accounts are as follows:

                                        2001            2000
                                        ----            ----

          Within one year          $ 13,742,464      15,944,358
          1 - 2 years                 4,397,623       4,159,884
          2 - 3 years                 2,679,450       1,587,081
          Over 3 years                1,057,383       2,911,189
                                   ------------      ----------
                                   $ 21,876,920      24,602,512
                                   ============      ==========

   Interest expense on deposits is summarized as follows:

                                              December 31,
                                          --------------------
                                       2001          2000        1999
                                       ----          ----        ----

   Statement savings              $   231,031       222,724     130,790
   NOW and Money Market                75,391       110,267     127,156
   Certificates of Deposit          1,299,887     1,525,235   1,473,374
                                  -----------     ---------  ----------
                                  $ 1,606,309     1,858,226   1,731,320
                                  ===========     =========  ==========

   The aggregate amount of certificates of deposit in denominations of $100,000 or more was $4,673,924 and $3,725,388 at December 31, 2001 and 2000,
   respectively.

6. Federal Home Loan Bank Advances:
   -------------------------------

   The Bancorp has advances from the Federal Home Loan Bank of $23,178,728 and $29,864,223 at December 31, 2001 and 2000, respectively. These advances range in maturity from ninety days to 15 years with interest rates of between 4.83% and 6.70%. At December 31, 2001, all of the Bancorp's advances were fixed rate advances. Future maturities on the advances from the Federal Home Loan Bank are as follows:

            2002                 $ 2,156,688
            2003                   5,577,788
            2004                      68,104
            2005                      67,510
            2006                   6,067,055
            Subsequent years       9,241,583
                                 -----------
                                 $23,178,728
                                 ===========

   The advances are collateralized by a blanket pledge of residential mortgage loans held by the Bancorp. The Bancorp has also pledged its Federal Home Loan Bank stock, mortgage-backed securities and mortgage notes with unpaid principal balances of approximately $35 million for future advances.

7. Income Taxes:
   ------------

   The Bancorp had qualified under provisions of the Internal Revenue Code, which permitted the Bancorp to deduct from taxable income an allowance for bad debts based on a percentage of taxable income before such deduction. The Tax Reform Act of 1969 gradually reduced this deduction to 40% for years beginning in 1979. The Tax Reform Act of 1986 reduced this deduction to 8% beginning in 1988.

   A bill repealing the thrift bad debt reserve was signed into law and was effective for taxable years beginning after December 31, 1995. All savings banks and thrifts will be required to account for tax reserves for bad debts in the same manner as banks. Such entities with assets less than $500 million will be required to maintain a moving average experience based reserve and no longer will be able to calculate a reserve based on a percentage of taxable income.

   Tax reserves accumulated after 1987 will automatically be subject to recapture. The recapture will occur in equal amounts over six years beginning in 1997 and can be deferred up to two years, depending on the level of loans originated.

   As a result of the tax law change, the Bancorp is expected to ultimately recapture approximately $61,000 of tax reserves accumulated after 1987, resulting in additional tax payments of $21,000. The recapture of these reserves will not result in any significant income statement effect to the Bancorp. Pre-1988 tax reserves will not have to be recaptured unless the thrift or successor institution liquidates, redeems shares or pays a dividend in excess of earnings and profits.

   Appropriated and unappropriated retained earnings at December 31, 2001 included earnings of approximately $1,096,000 representing such bad debt deductions for which no provision for federal income taxes has been made. In the future, if the Bancorp does not meet the federal income tax requirements necessary to permit it to deduct an allowance for bad debts, the Bancorp will be subject to federal income tax at the then current corporate rate.

   An analysis of the provision (benefit) for federal income taxes is as follows:

                        Years Ended December 31,
                        -----------------------
                        2001       2000      1999
                        ----       ----      ----

   Current           $   2,064   (39,306)  (20,457)
   Deferred           (148,353)   14,556     5,980
                     ---------   -------   -------
                     $(146,289)  (24,750)  (14,477)
                     =========   =======   =======

     At December 31, 2001 and 2000, the deferred components of the Bancorp's income tax (assets) liabilities, as included in the consolidated balance sheets are summarized as follows:



                                                             2001          2000
                                                           ---------     ---------
     Deferred tax liabilities:
      FHLB stock dividends                                 $ 230,100      188,800
      Bad debt reserve                                         6,900       10,300
      Net unrealized gain on available
       for sale securities                                     4,200            -
      Depreciation                                             2,500        2,500
                                                           ---------     --------

         Gross deferred tax liabilities                      243,700      201,600
                                                           ---------     --------

     Deferred tax assets:
      Bad debt reserve                                       140,100       56,100
      Deferred loan fees                                         900        1,400
      Amortization of stock awards                               700        2,700
      ESOP expense                                             7,700        7,160
      Accrued compensation                                   102,000            -
      Net unrealized loss on available
        for sale securities                                        -       51,450
      Other                                                    9,400        7,200
                                                           ---------     --------

         Gross deferred tax assets                           260,800      126,010
                                                           ---------     --------

     Valuation allowance                                           -            -
                                                           ---------     --------

     Net deferred tax (asset) liability                    $ (17,100)      75,590
                                                           =========     ========

     The Bancorp's income tax expense (benefit) differed from the statutory federal rate of 34% as follows:

                                                           Years Ended December 31,
                                                           ------------------------
                                                         2001        2000       1999
                                                         ----        ----       ----
     Tax benefit at 34% statutory rate               $(142,488)    (25,600)  (22,900)
     Permanent book/tax differences                      1,754       4,406     8,737
     Other                                              (5,555)     (3,556)     (314)
                                                     ---------    --------  --------
                                                     $(146,289)    (24,750)  (14,477)
                                                     =========    ========  ========

     Effective tax rate                                   34.9%       32.9%     21.5%
                                                     =========    ========  ========


8.   Stockholders' Equity:
     --------------------

     In accordance with regulatory requirements, the Bancorp established a special "Liquidation Account" for the benefit of certain savings account holders in an amount equal to the regulatory capital of the Bancorp as of July 1996 of $3.8 million. In the event of a complete liquidation (and only in such event), each eligible savings account holder will be entitled to receive a liquidation distribution from the liquidation account in the amount of the then current adjusted balance of savings accounts held before any liquidation distribution may be made with respect to capital stock. Except for the repurchase of stock and payment of dividends by the Bancorp, the existence of the liquidation account will not restrict the use or application of such related earnings.

     The Bancorp may not declare or pay a cash dividend on, or repurchase any of, its capital stock if the effect thereof would cause the regulatory capital of the Bancorp to be reduced below either the amount required for the liquidation account or the regulatory capital requirements imposed by the FDIC.

     On May 27, 1999, the Bancorp declared a dividend distribution of one right (the "Rights") for each share of common stock to shareholders of record on that date. Each Right represents the right to purchase one one-hundredth of a share of the Series A Junior Participating Preferred Stock upon the terms and subject to conditions set forth in the Rights Agreement. The exercise price of the Rights initially shall be $54 per Right and the redemption price shall be $.01 per Right. The Rights expire in ten years. Initially, 4,047 shares of Series A Junior Participating Preferred Stock have been reserved for issuance upon exercise of the Rights.

9.   Capital Requirements:
     --------------------

     The Savings Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Savings Bank's financial statements. The regulations require the Savings Bank to meet specific capital adequacy guidelines that involve quantitative measures of the Savings Bank liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Savings Bank capital classification is also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the Savings Bank to maintain minimum amounts and ratios (set forth in the table below) of Tier I capital (as defined in the regulations) to total average assets (as defined), and minimum ratios of Tier I and total capital (as defined) to risk-weighted assets (as defined). To be considered adequately capitalized (as defined) under the regulatory framework for prompt corrective action, the Savings Bank must maintain minimum Tier I leverage and Tier II risk-based ratios as set forth in the table. The Savings Bank's actual capital amounts and ratios are also presented in the table.

                                  December 31, 2001
                -----------------------------------------------------
                             Required              Actual  Required
                   Amount     Amount     Excess     Rate     Rate
                   ------     ------     ------     ----     ----

     Tier I     $ 5,592,000  2,568,000  3,024,000     8.7     4.0
     Tier II      5,885,000  2,764,000  3,121,000    17.0     8.0

                                  December 31, 2000
                -----------------------------------------------------
                             Required              Actual  Required
                   Amount     Amount     Excess     Rate     Rate
                   ------     ------     ------     ----     ----
     Tier I     $ 4,776,000  2,878,000  1,898,000     6.6     4.0
     Tier II      4,893,000  3,109,000  1,784,000    12.6     8.0

10.  Retirement Plans:
     ----------------

     401(k) Savings Plan
     -------------------

     The Bancorp has a 401(k) savings plan that covers substantially all employees. The employees may elect to make contributions pursuant to a salary reduction agreement upon meeting age and length of service requirements. The Bancorp annually determines the contribution based on the percentage of the employees plan compensation or employee pay contributed to the Plan. The Bancorp matches the employee contribution to the plan up to 6% of employee compensation. Total contributions by the Bancorp for the years ended December 31, 2001, 2000 and 1999 were $15,762, $12,461, and
     $11,455, respectively.

     Employee Stock Ownership Plan
     -----------------------------

     Concurrent with the conversion from the mutual savings bank form to the stock holding company form of organization in July 1996, the Savings Bank established an Employee Stock Ownership Plan (ESOP), which provides retirement benefits for substantially all employees who have completed one year of service and have attained age 21. The ESOP initially acquired 34,054 shares of common stock in the conversion offering. The funds used by the ESOP to purchase the stock were provided by a loan from the Bancorp that will be repaid by contributions to the ESOP by the Savings Bank in the future. Management intends to allocate these shares to eligible employees' accounts over a ten-year period from the establishment of the plan. Expense for shares committed to be allocated during 2001, 2000 and 1999 was $36,110, $45,169 and $62,270, respectively. Shares committed to be allocated as of December 31, 2001, 2000 and 1999 totaled 3,563, 3,707 and 3,798, respectively. Remaining unallocated shares at December 31, 2001 were 13,577.

     1997 Stock Incentive Plan
     -------------------------

     During 1997, the shareholders approved the 1997 Incentive Plan. Under the provisions of the Plan, 59,594 shares of common stock can be reserved for awards. The maximum number of shares reserved for award as Stock Awards is 17,027 shares. Shares awarded to employees and non-employee directors under the plan totaled 6,159, 10,113 and 7,308 at December 31, 2001, 2000 and 1999, respectively. The share awards vest over a 5-year period. The Bancorp recognized $355, $16,111 and $21,087 of amortization expense relating to these stock awards during 2001, 2000 and 1999, respectively.

     The Plan also allows for 42,567 shares to be reserved for incentive and non-statutory stock options. Grantees are awarded ten-year options to acquire shares at the market price on the date the option is granted in five equal installments commencing one year after the date of the grant. All options have an exercise price between $9.00 and $17.00.

     Set forth below is activity under the plan.

                                          Years Ended December 31,
                                          ------------------------
                                          2001      2000     1999
                                         -------   ------   ------
     Options outstanding at beginning
          of the year                     30,439   23,242   31,161
     Granted                              10,000   12,135      639
     Canceled/forfeited                  (14,477)  (4,938)  (8,303)
     Exercised                                 -        -     (255)
                                         -------   ------   ------

     Options outstanding at end
          of the year                     25,962   30,439   23,242
                                         =======   ======   ======

     At December 31, 2001, 11,572 shares were exercisable under this plan.

     2001 Directors' Stock Option Plan
     ---------------------------------

     During 2001, a Directors' Stock Option Plan was approved that allows for 100,000 shares to be reserved for directors' stock options. Grantees are awarded ten-year options to acquire shares at the market price on the date the option is granted with immediate vesting. During 2001, 25,000 shares were granted under this plan. All options have an exercise price of $9.25.

     The Bancorp applies Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations in accounting for its option plans. Accordingly, no compensation cost has been recognized. Had compensation cost for the Bancorp's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, "Accounting for Stock-Based Compensation", the effect on net income and earnings per share would have been reduced to pro forma amounts indicated below:

                                                  2001       2000       1999
                                                ---------   -------   --------
          Net loss:
            As reported                         $(272,793)  (50,476)  (52,791)
            Additional compensation expense        84,814    12,738    13,807
            Pro forma                            (357,607)  (63,214)  (66,598)

          Basic loss per share:
            As reported                         $   (0.99)    (0.20)    (0.18)
            Pro forma                               (1.30)    (0.25)    (0.22)

     The fair value and pro forma income information calculated for options granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for 2001, 2000, and 1999, respectively: expected volatility of .38 percent, .33 percent, and .29 percent; risk free interest rates of 5.54 percent, 5.89 percent, and 6.31 percent; expected dividend of $0, $0 and $0.20 per share; and for all years, expected lives of ten years.

     Restricted Stock Award
     ----------------------

     On December 6, 2001, the Board approved a restricted stock award of 10,000 shares, which vest in full on July 21, 2007, to the President/CEO of Lenox Savings Bank. All unvested shares subject to this restricted stock award are forfeited as of the date of termination of this employee.

11.  Fair Value of Financial Instruments:
     -----------------------------------

     The estimated fair values of the Bancorp's financial instruments at December 31, 2001 and 2000 were as follows:

                                                 2001                    2000
                                       -----------------------   ---------------------
                                         Carrying      Fair       Carrying     Fair
                                          Value        Value       Value       Value
                                       -----------  ----------   ---------- ----------
     Financial assets:
        Cash and certificates of
         deposit                       $ 4,094,621   4,094,621   2,689,265   2,689,265
        Investments and mortgage-
         backed securities                 366,484     366,484   3,170,136   3,170,136
        Collateralized mortgage
         obligations                     3,969,713   3,969,713   4,049,881   4,049,881
        Loans receivable, net           50,658,807  52,568,000  57,962,208  58,015,000
        Accrued interest receivable        345,930     345,930     500,947     500,947
     Financial liabilities:
        Deposits:
         Demand accounts                11,422,012  11,422,012  11,941,742  11,941,742
         Certificates                   21,876,920  22,206,000  24,602,512  24,595,000
        FHLB advances                   23,178,728  24,736,000  29,864,223  29,599,000

12.  Summarized Financial Information of the Parent Company:
     ------------------------------------------------------

     The following condensed financial statements summarize the financial position of Lenox Bancorp Inc. as of December 31, 2001 and 2000, and the results of its operations for the year then ended.

                               LENOX BANCORP INC.

                        Statements of Financial Condition
                        ---------------------------------



                                                       2001         2000
                                                    -----------   ----------
     Assets:
        Cash                                        $    95,264       30,000
        Investment in Lenox Savings Bank              1,602,441      768,717
        Accounts receivable and prepaid expenses         40,866       79,321
        Deferred income taxes                            68,000            -
                                                    -----------  -----------
                                                    $ 1,806,571      878,038
                                                    ===========  ===========

     Liabilities and stockholders' equity:
        Liabilities:
          Accounts payable and
               accrued expenses                     $   266,249       29,341

        Stockholders' equity:
          Common stock                                        -            -
          Additional paid in capital                  4,600,633    3,686,288
          Retained earnings                            (136,472)     106,321
          Less unearned ESOP shares                    (159,065)    (193,119)
          Shares acquired for Stock Plan               (197,635)    (183,654)
          Less 140,649 held in treasury              (2,567,139)  (2,567,139)
                                                    -----------  -----------
                                                    $ 1,806,571      878,038
                                                    ===========  ===========

                         Statements of Operations
                         ------------------------

     Interest income                                $    13,357       21,618
     Dividend income                                     30,000            -
     Equity in earnings of Lenox Savings                 80,224       53,632
     Professional fees                                 (287,216)    (154,644)
     Management fee                                      (6,000)      (6,000)
     Compensation                                      (200,000)           -
     Other operating expenses                           (54,245)     (18,663)
     Franchise taxes                                        (50)         (50)
     Income tax benefit                                 181,137       53,631
                                                    -----------  -----------
               Net loss                             $  (242,793)     (50,476)
                                                    ===========  ===========

13.  Lenox Mortgage Corporation:
     --------------------------

     In accordance with regulatory requirements, the following summary of financial information of Lenox Mortgage Corporation for the years ended December 31, 2001 and 2000, is presented:

                           LENOX MORTGAGE CORPORATION


                      Statements of Financial Condition
                      ---------------------------------

                                                           2001       2000
                                                         ---------   --------
     Assets:
        Cash                                             $ 178,148     75,552
        Property and equipment, net                         14,577     23,504
        Prepaid expenses and other assets                   28,026     50,952
                                                         ---------   --------

                                                         $ 220,751    150,008
                                                         =========   ========

     Liabilities and stockholder's equity:
        Liabilties:
            Accrued expenses                             $   3,750          -

        Stockholder's equity:
            Common stock                                   250,000    250,000
            Accumulated deficit                            (32,999)   (99,992)
                                                         ---------   --------
                                                           217,001    150,008
                                                         ---------   --------

                                                         $ 220,751    150,008
                                                         =========   ========

                        Statements of Operations
                        ------------------------

     Interest income                                     $   2,437     41,496
     Gain on sale of loans                                       -    154,983
     Mortgage brokerage fees                               327,049          -
     Interest expense                                            -    (17,185)
     Operating expenses                                   (227,893)  (271,598)
     Income tax (expense) benefit                          (34,600)    30,700
                                                         ---------   --------

        Net income (loss)                                $  66,993    (61,604)
                                                         =========   ========


     a.   Summary of significant accounting policies:

          The accounting policies followed in the preparation of the financial statements of Lenox Mortgage Corporation are included in Note 1.

     b.   Intercompany transactions:

          Intercompany transactions with Lenox Savings Bank have been eliminated in consolidation.

     c. Lenox Savings Bank's investment in Lenox Mortgage Corporation consists of:


                                              2001            2000
                                              ----            ----

               Common stock, 100 shares
                 issued and outstanding     $250,000        250,000
               Accumulated deficit           (32,999)       (99,992)
                                            --------        -------

                                            $217,001        150,008
                                            ========        =======

     d. Effective January 1, 2002, all assets and liabilities of Lenox Mortgage Corporation were transferred to Lenox Savings Bank.

14.  Commitments, Contingencies and Off Balance Sheet Items:
     ------------------------------------------------------

     The Bancorp is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of their customers including commitments to extend credit. Such commitments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the balance sheets. The contract or notional amounts of the commitments reflect the extent of the Bancorp's involvement in such financial instruments.

     The Bancorp's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those instruments. The Bancorp uses the same credit policies in making commitments and conditional obligations as those utilized for on-balance-sheet instruments.

     The following schedule lists commitments and off-balance-sheet items at December 31, 2001 and 2000.

                              Loan                  Unused
                           Commitments          Lines of Credit
                           -----------          ---------------

                 2001       $ 613,000             2,415,145
                 2000       $       -             4,249,369

     In the opinion of management, the loan commitments equaled or exceeded prevalent market interest rates as of December 31, 2001, and all commitments will be funded via cash flow from operations and existing excess liquidity. Of the total loan commitments, at December 31, 2001, $121,000 of the total was fixed rate residential loans. Management expects no losses as a result of these transactions.

     As more fully described in Note 18, the Bancorp has a contingent liability related to potential payment of proxy expenses.

15.  Earnings Per Share:
     ------------------

     Earnings per share is calculated as follows:


                                                 Years Ended December 31,
                                                 ------------------------
                                              2001         2000        1999
                                              ----         ----        ----

     Net loss                              $(272,793)    (50,476)    (52,791)
                                           =========     =======     =======

     Weighted-average shares - basic         274,912     252,500     299,555

     Effect of dilutive securities:
        Employee stock awards                      -           -           -
        Employee stock options                     -           -           -
                                           ---------     -------     -------
     Weighted-average shares - diluted       274,912     252,500     299,555
                                           =========     =======     =======

     Basic loss per share                  $    (.99)       (.20)       (.18)
     Diluted loss per share                $    (.99)       (.20)       (.18)

     Diluted loss per share is computed using the weighted-average number of common shares and excludes dilutive potential common shares, as their effect is antidilutive. The dilutive potential common shares, which were antidilutive for 2001, 2000 and 1999, amounted to 2,562, 4,427 and 8,037 shares, respectively.

16.  Regulatory Agreements:
     ---------------------

     On February 9, 2000, the Savings Bank entered into a Memorandum of Understanding (MOU) with the FDIC and the Ohio Department of Financial Institutions, as a result of certain unsatisfactory practices and conditions that were found to exist. The MOU requires the Savings Bank to, among other things, formulate a three-year strategic plan with specific provisions required in the MOU, review management and adopt a management capital plan and increase capital ratios. Other areas that must be addressed under the terms of the MOU include the Savings Bank's earnings, interest rate risk, growth and liquidity. The failure of the Savings Bank to comply with all the provisions of the present MOU could have a material adverse effect upon the Savings Bank and its operations. On October 22, 2001, the strategic plan as submitted by management was accepted.

     On November 15, 2001, the Savings Bank was notified by the FDIC and Ohio Department of Financial Institutions that their compliance with the MOU was acceptable.

     On August 2, 2000, the Bancorp entered into a Supervisory Agreement with the Office of Thrift Supervision (OTS). This agreement requires, among other things, the Bancorp to obtain the OTS' prior approval before entering into contracts for goods and services in excess of $5,000 or making any payments for goods and services in excess of $2,000 per month. The Bancorp is also restricted in its ability to borrow money and may not make any changes to its directors or executive officers unless prior notice has been given to the OTS.

17.  Litigation:
     ----------

     On September 25, 2001, the former CEO and President of Lenox Bancorp and Lenox Savings Bank, filed with the American Arbitration Association a demand for arbitration with the Bancorp and Savings Bank. The former CEO and President's demand sets forth claims for, among other things, reinstatement of employment and an unspecified amount of damages, including punitive damages, as a result of alleged wrongful termination of her employment agreements with the Bancorp and Savings Bank. On July 13, 2001, the Boards of Directors of the Bancorp and the Savings Bank notified the former CEO and President of the termination of her employment agreements for cause. The Bancorp and the Savings Bank have accrued for the potential payout of the employment agreements and are contesting the arbitration demands. The matter is currently pending before the American Arbitration Association panel. The Bancorp and the Savings Bank have filed a motion to stay/dismiss the case and are awaiting a decision from the arbitrators on the motion. If the motion to dismiss is denied, the Bancorp and the Savings Bank currently intend to defend the action in arbitration.

18.  Proxy Expenses:
     --------------

     A director has submitted a request for approval of approximately $318,000 for the reimbursement of expenses incurred with the 2001 Annual Shareholders Meeting. The proposed reimbursement, if approved, will be made in the form of an issue of unregistered common stock of the Bancorp at the appraised value. The entire reimbursement is subject to regulatory approval and $258,000 is subject to shareholder approval. All amounts submitted are subject to review by a special committee of the Board of Directors. Approval of the expenses would result in a charge to earnings in the future.

19.  Selected Quarterly Financial Data (unaudited):
     ---------------------------------------------
     Summarized quarterly financial information (in thousands) for 2001 and 2000 is as follows:

                                                                      2001
                                             -------------------------------------------------
                                                                  Quarter Ended
                                                                  -------------
                                                3/31/01       6/30/01      9/30/01    12/31/01
                                                -------       -------      -------    --------
     Interest income                         $  1,287         1,235        1,189         1,069
     Interest expense                             879           806          760           654
                                             --------       -------      -------      --------
          Net interest income                     408           429          429           415
     Provision for loan losses                      9           220            9             9
                                             --------       -------      -------      --------
          Net interest income after
             provision for loan losses            399           209          420           406
     Other income                                 131           224          118           194
     Other expenses                               470           850          518           682
                                             --------       -------      -------      --------
          Income (loss) before provision
             for income taxes                      60          (417)          20           (82)
     Provision (benefit) for income taxes          23          (133)          12           (48)
                                             --------       -------      -------      --------
          Net income (loss)                  $     37          (284)           8           (34)
                                             ========       =======      =======      ========
     Basic earnings (loss) per share         $   0.13         (1.00)        0.02         (0.14)
                                             ========       =======      =======      ========
     Diluted earnings (loss) per share       $   0.13         (1.00)        0.02         (0.14)
                                             ========       =======      =======      ========

                                                                      2000
                                             -------------------------------------------------
                                                                  Quarter Ended
                                                                  -------------
                                                3/31/00       6/30/00      9/30/00    12/31/00
                                                -------       -------      -------    --------
     Interest income                         $  1,343         1,363        1,361         1,245
     Interest expense                             909           979          990           919
                                             --------       -------      -------      --------
          Net interest income                     434           384          371           326
     Provision for loan losses                     23             9            9            18
                                             --------       -------      -------      --------
          Net interest income after
             provision for loan losses            411           375          362           308
     Other income                                 107            99           56            70
     Other expenses                               467           511          477           408
                                             --------       -------      -------      --------
          Income (loss) before provision
             for income taxes                      51           (37)         (59)          (30)
     Provision (benefit) for income taxes          19           (12)         (17)          (15)
                                             --------       -------      -------      --------
          Net income (loss)                  $     32           (25)         (42)          (15)
                                             ========       =======      =======      ========

     Basic earnings (loss) per share         $   0.11         (0.09)       (0.15)        (0.07)
                                             ========       =======      =======      ========
     Diluted earnings (loss) per share       $   0.11         (0.09)       (0.15)        (0.07)
                                             ========       =======      =======      ========

(a)(3)  Exhibit List
        ------------

        Number  Exhibit                                                            Filing Status
        ------  -------                                                            -------------
        3.1     Amended Articles of Incorporation of Lenox Bancorp, Inc.                (1)
        3.2     Amended and Restated Code of Regulations of Lenox Bancorp, Inc.         (1)
        4       Stock Certificate of Lenox Bancorp, Inc.                                (2)
        10.1    Lenox Savings Bank Employee Stock Ownership Plan*                       (2)
        10.2    1997 Incentive Plan*                                                    (3)
        10.3    2001 Directors' Stock Option Plan*                                 Filed herewith
        16      Letter on Changes in Certifying Accountant                              (4)
        21      Subsidiaries of the Registrant                                     Filed herewith
        23      Consent of Clark, Schaefer, Hackett & Co.                          Filed herewith


(b)     Reports on Form 8-K
        -------------------

        None.



_____________

(1) Incorporated herein by reference to Form 10-KSB for the year ended December 31, 1997.
(2) Incorporated herein by reference to Form S-1, filed on August 25, 1995, and Pre-Effective Amendment No. 1, filed on March 8, 1996 (File No. 333-96248).
(3) Incorporated herein by reference to Form 10-KSB for the year ended December 31, 1998.
(4) Incorporated herein by reference to Form 8-K/A filed with the Commission on March 20, 2002.

*       Management Compensatory Agreements.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    LENOX BANCORP, INC.

Dated: March 26, 2002

                                    By:/s/ Jane Schank
                                       ------------------------
                                       Jane Schank
                                       Secretary and Treasurer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             Name                                    Title                           Date
             ----                                    -----                           ----
/s/ John C. Lame                President, Chief Executive Officer and Director  March 26, 2002
------------------------------  (Principal Executive Officer)
John C. Lame

/s/ Gail R. Behymer             Director                                         March 26, 2002
------------------------------
Gail R. Behymer

/s/ Guy E. Napier               Director                                         March 26, 2002
------------------------------
Guy E. Napier

/s/ Gary P. Kreider             Director                                         March 26, 2002
------------------------------
Gary P. Kreider
                                Director                                         March 26, 2002
------------------------------
Virginia M. Heitzman