Form 10QSB
period 2002-03-31
LENOX BANCORP INC
filed 2002-05-09
CIK 1000050

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[   X   ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
              EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

or

[      ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
            EXCHANGE ACT OF 1934

For the transition period from ________________ to ______________

Commission File Number 0-28162

LENOX BANCORP, INC.

(Exact name of small business issuer as specified in its charter)

Ohio (State or other jurisdiction of	31-1445959 (I.R.S. Employer Identification No.)

4730 Montgomery Road, Cincinnati, Ohio 45212
(Address of principal executive offices)

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

Yes    X        No

        As of May 8, 2002, the Company had 366,847 Common Shares outstanding.

Transitional Small Business Disclosure Format (check one):     Yes              No     X

LENOX BANCORP, INC.
FORM 10-QSB

FOR THE QUARTER ENDED MARCH 31, 2002

INDEX

                                                                           Page
                                                                           ----
PART I.        FINANCIAL INFORMATION

Item 1.        Financial Statements-Unaudited

               Consolidated Balance Sheets at
               March 31, 2002 and December 31, 2001 ......................... 3

               Consolidated Statements of Operations For the Three
               Months Ended March 31, 2002 and 2001 ......................... 4

               Consolidated Statements of Cash Flows For the
               Three Months Ended March 31, 2002 and 2001 ................... 5

               Notes to Unaudited Consolidated Financial Statements ......... 6

Item 2.        Management's Discussion and Analysis of Financial Condition
               and Results of Operation...................................... 6

PART II.       OTHER INFORMATION

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

  changes in the performance of the financial markets;

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

These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on statements. Further information concerning us and our business, including additional factors that could materially affect our financial results, is included in our filings with the Securities and Exchange Commission.

Lenox Bancorp, Inc.
Part I. Financial Information

Item 1. Financial Statements (Unaudited).

                               LENOX BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)
                                                           AT           AT
                                                        MARCH 31,   DECEMBER 31,
                                                         2002         2001
                                                       ---------   -------------

ASSETS
Cash and due from banks .............................  $  3,917        $  4,095
Mortgage-backed securities -
  available for sale, at fair value (amortized
  cost of $4,355 and $360 at March 31, 2002
  and December 31, 2001) ............................     4,346             366
Collateralized mortgage obligations -
  available for sale, at fair value
  (amortized cost of $2,340 and $3,963
  at March 31, 2002 and December 31, 2001) ..........     2,328           3,970
                                                       --------        --------
      Total Investment Securities ...................     6,674           4,336

Loans receivable, net of allowance
  for loan losses of $306 and $293 ..................    46,992          50,659
Accrued interest receivable:
  Loans .............................................       272             321
  Mortgage-backed securities ........................        20               3
  Collateralized mortgage obligations ...............        13              22
Property and equipment, net .........................     1,181           1,197
Federal Home Loan Bank stock - at cost ..............     1,907           1,886
Real estate owned ...................................      --                39
Prepaid expenses and other assets ...................       302             400
Prepaid federal income taxes ........................      --                39
                                                       --------        --------
      Total assets ..................................  $ 61,278        $ 62,997
                                                       ========        ========
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
   DEPOSITS:
     Savings, club and other accounts ...............  $  6,389        $  6,890
     Money market and NOW accounts ..................     4,342           4,532
     Certificate accounts ...........................    21,131          21,877
                                                       --------        --------
        Total deposits ..............................    31,862          33,299
   Advances from Federal Home Loan Bank .............    23,115          23,179
   Advance payments by borrowers
     for taxes and insurance ........................       188             364
   Accrued expenses .................................       481             581
                                                       --------        --------
      Total liabilities .............................  $ 55,646        $ 57,423
                                                       --------        --------

COMMITMENTS AND CONTINGENT LIABILITIES

EQUITY FOR ESOP SHARES ..............................  $    132        $    124

STOCKHOLDERS' EQUITY:
   Common stock - no par value:
     2,000,000 authorized, 507,496 issued
     and 366,847 outstanding at
     March 31, 2002 and at December 31, 2001 ........      --              --
   Additional paid in capital .......................     4,548           4,558
   Retained earnings - substantially restricted           3,851           3,785
   Unearned ESOP shares .............................      (127)           (136)
   Shares acquired for Stock Incentive Plan .........      (191)           (198)
   Treasury stock (140,649 shares at
     March 31, 2002 and at December 31, 2001) .......    (2,567)         (2,567)
   Unrealized loss on available
     for sale securities, net of taxes ..............       (14)              8
                                                       --------        --------
      Total stockholders' equity ....................     5,500           5,450
                                                       --------        --------
   Total liabilities and stockholders' equity .......  $ 61,278        $ 62,997
                                                       ========        ========

See notes to consolidated financial statements

                                        3

                               LENOX BANCORP, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              ------------------
                                                                2002      2001
                                                              ------     -------

INTEREST INCOME AND DIVIDEND INCOME:
     Loans...................................................   $962      $1,091
     Mortgage-backed securities..............................     15           8
     Collateralized mortgage obligations.....................     36          73
     Investments and interest bearing deposits...............     15          83
     FHLB stock dividends....................................     21          32
                                                              ------      ------
         Total...............................................  1,049       1,287

INTEREST EXPENSE:
     Deposits................................................    271         436
     Borrowed money and capitalized leases...................    329         443
                                                              ------      ------
         Total...............................................    600         879

     Net interest income before provision for loan losses....    449         408
     Provision for loan losses...............................     15           9
                                                              ------      ------
     Net interest income after provision for loan losses.....    434         399

OTHER INCOME:
     Service fee income......................................     63          43
     Gain on sale of loans and securities....................     67          28
     Other income............................................      0          60
                                                              ------      ------
         Total...............................................    130         131

GENERAL AND ADMINISTRATIVE EXPENSES:
     Compensation and employee benefits......................    231         212
     Occupancy and equipment.................................     61          55
     Federal insurance premium...............................      4           5
     Franchise taxes.........................................     12          16
     Other expenses..........................................    161         182
                                                              ------      ------
         Total...............................................    469         470

     Income before provision for income taxes................     95          60
     Provision for income taxes..............................     30          23
                                                              ------      ------
     Net income.............................................. $   65      $   37
                                                              ======      ======

Basic earnings per share..................................... $ 0.19      $ 0.13
                                                              ======      ======
Diluted earnings per share................................... $ 0.19      $ 0.13
                                                              ======      ======

See notes to consolidated financial statements

                                        4

                              LENOX BANCORP, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                   FOR THE
                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              ------------------
                                                                2002      2001
                                                              -------    -------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income................................................. $   65    $   37
   Adjustments to reconcile net income to
     net cash provided (used)
     by operating activities:
     Depreciation and amortization............................     16        22
     Provision for losses on loans............................     15         9
     Amortization of deferred loan costs......................     15        14
     Loans disbursed for sale in the secondary market......... (3,242)   (3,766)
     Proceeds from sale of loans on the secondary market......  3,111     3,703
     Deferred loan origination (costs)........................     (1)      (13)
     FHLB stock dividends.....................................    (21)      (31)
     Gain on sale of investments and loans....................     67        35
     Amortization of stock incentive plan award...............      5         5
     Effect of change in operating assets
       and liabilities:
       Accrued interest receivable............................     40        33
       Prepaid expenses.......................................     98       (24)
       Prepaid federal income taxes...........................     19         5
       Advances by borrowers for taxes and insurance..........   (176)      (87)
       Accrued expenses.......................................    (70)       63
                                                                ------    ------
         Net cash provided (used)
           by operating activities............................    (59)        5

CASH FLOWS FROM INVESTING ACTIVITIES:
   Repayments of mortgage-backed securities...................  1,701        27
   Purchase of certificates of deposits.......................     --        (2)
   Purchase of mortgage back securities....................... (4,039)       --
   Net change in loans........................................  3,720     1,978
   Proceeds from sale of investments..........................     --       711
                                                                ------   -------
     Net cash used by investing activities....................  1,382     2,714

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net (decrease) in deposits.................................  (1,437)     (46)
   Repayments of FHLB advances................................    (64)   (1,535)
                                                               -------   -------
     Net cash used by financing activities.................... (1,501)   (1,581)
                                                               -------   -------
Increase in cash and cash equivalents.........................   (178)    1,138
Cash and cash equivalents at beginning of period..............  4,095     2,591
                                                               ------    ------
Cash and cash equivalents at end of period.................... $3,917    $3,729
                                                               ======    ======
SUPPLEMENTAL DISCLOSURE:
   Cash paid for:
     Interest expense......................................... $  605    $  899
     Income taxes.............................................     --        --

See notes to consolidated financial statements

                                        5

PART I.    FINANCIAL INFORMATION
ITEM 1.    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

  BASIS OF PRESENTATION

  The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The consolidated financial statements include the accounts of Lenox Bancorp, Inc. (“Lenox” or the “Company”) and its wholly owned subsidiary Lenox Savings Bank (the “Bank”). In the opinion of Lenox, the unaudited consolidated financial statements include all adjustments (consisting of recurring accruals) considered necessary for a fair presentation of financial position, results of operation and cash flow for the interim period. All significant inter-company transactions have been eliminated in consolidation. The investment in the Bank on Lenox’s financial statements is carried at the parent company’s equity in the underlying net assets.

  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Results of operations and cash flows for the three-month period ended March 31, 2002, are not necessarily indicative of the results to be expected for the full year to end December 31, 2002. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements, accounting policies and financial notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001 filed with the Securities and Exchange Commission.

  EARNINGS PER SHARE

  The net income for the three months ended March 31, 2002 was $0.19 per share, or $65,000 on an average of 345,048 shares, compared to net income for the quarter ending March 31, 2001 of $37,000 or $0.13 per share.

ITEM 2.    MANAGEMENT DISCUSSION AND ANALYSIS OF FINANACIAL CONDITION
                  AND RESULTS OF OPERATIONS.

Comparison of Financial Condition at March 31, 2002 and December 31, 2001

ASSETS. Total assets decreased by 2.7% to $61.3 million at March 31, 2002. This decrease was due to a 7.3% decrease in loans receivable from $50.7 million at December 31, 2001 to $47.0 million at March 31, 2002 and the early payoff of loans. Total investment securities increased to $6.7 million at March 31, 2002 from $4.3 million at December 31, 2001, as a result of investing the proceeds from the loan payoffs.

LIABILITIES. Total liabilities decreased by 3.1% to $55.6 million at March 31, 2002. This decrease was primarily due to a 4.3% decrease in deposits to $31.9 million at March 31, 2002. Certificates of deposit declined $.7 million to $21.1 million at March 31, 2002, due to lower pricing in an effort to reduce the Company’s cost of funds.

STOCKHOLDERS’ EQUITY. Stockholders’ equity increased $58,000, or 1.0%. The increase was primarily due to a $65,000 increase in retained earnings for net income earned for the period.

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

The primary investment activity of the Company for the three months ended March 31, 2002 was the purchase of mortgage-backed securities. The most significant source of funds for the three months ending March 31, 2002, was the repayment of $3.7 million in mortgage loans.

The Bank is required to maintain a minimum level of liquidity consistent with the safe and sound operation of the institution. The Bank’s most liquid assets are cash, federal funds sold and marketable securities. The levels of the Bank’s liquid assets are dependent on the Bank’s operation, financing, lending and investing activities during any given period. At March 31, 2002, assets qualifying for short-term liquidity, including cash and short-term investment, totaled approximately $6.7 million.

At March 31, 2002, the Bank’s capital exceeded all the capital requirements of the FDIC. The Bank’s Tier 1 leverage and total capital to risk-weighted capital ratios were 9.13% and 17.79%, respectively.

Comparison of Results of Operations For The Three Months Ended March 31, 2002 and 2001.

GENERAL. The Company reported net income of $65,000 for the three months ending March 31, 2002, which represents a 76% increase of net income reported for the three months ended March 31, 2001.

Comprehensive income for the three months ending March 31, 2002 was $43,000 compared to a comprehensive loss of $90,000 for the three months ending March 31, 2001. The difference between net income and comprehensive income consists solely of the effect of unrealized gain and losses, net of taxes, on available for sale securities.

INTEREST AND DIVIDEND INCOME. Interest and dividend income for the three months ended March 31, 2002 decreased 18.5%. Interest income on loans decreased by 11.8% to $1.0 million for the three months ended March 31, 2002. This was primarily due to a lower average balance of loans. Other investments and investment bearing deposits decreased by 55.6% to $87,000 for the three months ended March 31, 2002, mainly due to lower average investments and a lower interest rate environment.

INTEREST EXPENSE. Interest expense for the three months ended March 31, 2002 was $600,000 compared to $879,000 for the three months ended March 31, 2001, a decrease of 31.7%. Interest expense on deposits decreased 37.8% due to lower interest rates paid on deposits. Interest expense on borrowed money decreased by $114,000 to $329,000 for the three months ended March 31, 2002 due to lower average FHLB advances outstanding.

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES. Net interest income before provision for loan losses increased 10.0% to $449,000 for the three months ended March 31, 2002.

PROVISION FOR LOAN LOSSES. The provision for loan losses increased from $9,000 for the three months ending March 31, 2001 to $15,000 for the three months ended March 31, 2002. The loan loss was increased to reflect the increase in the amount of loans secured by non-owner occupied real estate located outside the Cincinnati lending area.

The Company uses different formulas to determine the appropriate level of provision necessary for the allowance for loan losses to cover the losses in the loan portfolio. Because future events affecting the loan portfolio cannot be predicted with complete accuracy, there can be no assurances that management’s estimates are correct and that the existing allowance for loan losses is adequate. However, management believes that based on the information available to it on March 31, 2002, the Company’s allowance for loan losses is sufficient to cover losses inherent in the Company’s current loan portfolio.

OTHER INCOME. Other income decreased by $1,000 to $130,000 for the three months ended March 31, 2002.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the three months ended March 31, 2002 were $469,000 compared to $470,000 for the three months ended March 31, 2001. Compensation and benefits increased $19,000, primarily due to the increased wages for loan origination volume.

INCOME TAXES. Income taxes for the three months ended March 31, 2002 increased by $7,000 to $30,000 due to an increase in pretax earnings. Net income before tax provision was $95,000 for the three months ended March 31, 2002, compared to net income of $60,000 for the same period ending March 31, 2001.

RECENT ACCOUNTING PRONOUNCEMENTS. On July 29, 2001, the FASB issued SFAS 141 and 142. SFAS 141 requires that all business combinations be accounted for under a single method, the purchase method. The use of the pooling of interest method is no longer permitted. SFAS 141 requires that the purchase method be used for combinations initiated after September 30, 2001. SFAS 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. These statements have no material effect on the Company at this time since it has not been involved in a business combination subject to SFAS 141 and does not have goodwill or other intangible aseets subject to SFAS 142.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings.

On September 25, 2001, Virginia M. Heitzman, the former CEO and President of Lenox and the Bank, filed with the American Arbitration Association a demand for arbitration with the Lenox and the Bank. Ms. Heitzman’s demand sets forth claims for, among other things, reinstatement of employment and an unspecified amount of damages, including punitive damages, as a result of alleged wrongful termination of her employment agreements with Lenox and the Bank. On July 13, 2001 the Boards of Directors of Lenox and the Bank notified Ms. Heitzman of the termination of her employment agreements for cause. Lenox and the Bank have accrued for the potential payout of the employment agreements and are contesting the arbitration demands of Ms. Heitzman. The matter is currently pending before the American Arbitration Association panel. Lenox and the Bank have filed a motion to stay or dismiss the case. The motion to dismiss was denied by the arbitrator who also ruled that Ms. Heitzman was entitled to compensation from Lenox only (and not the Bank) during the pendency of the arbitration. Lenox has filed a complaint with the Federal District Court for the Southern District of Ohio to vacate that award. Lenox and the Bank submitted to the FDIC the question as to whether Ms. Heitzman is entitled to any payment under applicable federal regulations prohibiting such payments by certain institutions regulated by the FDIC and the Holding Company. On March 29, 2002, the FDIC determined that Ms. Heitzman was not entitled to any of the payments she is seeking. Nevertheless, Ms. Heitzman continues to pursue her arbitration claims.

Item 2.    Changes in Securities and Use of Proceeds.

None.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.    Submission of Matters to a Vote of Security Holders.

None

Item 5.    Other Information.

None.

Item 6.    Exhibits and Reports on Form 8-K (ss.249.308 of this Chapter).

(a)    Exhibits

None

(b)   Reports on Form 8-K

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LENOX BANCORP, INC.

Dated: May 8, 2002 Dated: May 8, 2002	By: /s/ John C. Lame John C. Lame President and Chief Executive Officer (principal executive officer) By: /s/ Jane Schank Jane Schank Secretary and Treasurer