Form 10QSB
period 2002-06-30
LENOX BANCORP INC
filed 2002-08-09
CIK 1000050

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[   X   ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
              EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

or

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

Yes    X        No

        As of August 9, 2002, the Company had 366,847 Common Shares outstanding.

Transitional Small Business Disclosure Format (check one):     Yes              No     X

                               LENOX BANCORP, INC.
                                   FORM 10-QSB

                       FOR THE QUARTER ENDED JUNE 30, 2002

                                      INDEX
                                                                            Page

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements-Unaudited

Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operation.......................................  6

PART II.OTHER INFORMATION

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

Lenox Bancorp, Inc.
Part I.  Financial Information
Item 1. Financial Statements (Unaudited)

                               LENOX BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                                       June 30,       Dec. 31,
                                                         2002           2001
                                                     (UNAUDITED)
                                                     ------------    -----------
Assets
Cash and due from banks                                $ 5,997           $ 4,095
Investment securities - available
   for sale, at fair value (amortized
   cost of  $2,017 and $0 at
   June 30, 2002 and Dec. 31, 2001)                      2,019                 0
Mortgage-backed securities - available
   for sale, at fair value (amortized
   cost of $5,311 and $360 at June 30, 2002
   and Dec. 31, 2001)                                    5,333               366
Collateralized mortgage obligations -
   available for sale, at fair value
   (amortized cost of $1,226 and $3,963
   at June 30, 2002 and Dec. 31, 2001)                   1,225             3,970
                                                       -------           -------
Total Investment Securities                              8,577             4,336
Loan receivable, (net of allowance for
   loan loss of $360 and $290 at
   June 30, 2002 and Dec. 31, 2001)                     42,467            50,659
Loans held for sale - at lower
   of cost or market                                         0                 0

Accrued interest receivable                                288               346
Property and equipment, net                              1,166             1,197
Federal Home Loan Bank stock - at cost                   1,930             1,886
Other Real Estate Owned                                      0                39
Prepaid expenses and other assets                          329               400
Prepaid federal income taxes                                 0                39
                                                       $60,754           $62,997
                                                       =======           =======

Liabilities and Stockholders' Equity
Liabilities:
  Deposits:
    Savings, club and other accounts                   $ 6,314           $ 6,890
    Money market and NOW accounts                        4,101             4,532
    Certificate accounts                                21,449            21,877
                                                       -------           -------
      Total deposits                                    31,864            33,299
Advances from Federal Home Loan Bank                    22,791            23,179
Advance payments by borrowers
   for taxes and insurance                                 108               364
Accrued expenses                                           368               581
                                                       -------           -------
      Total liabilities                                $55,131           $57,423

Commitments and other liabilities

Equity for ESOP Shares                                 $   174              $124

Stockholders' equity:
   Preferred Stock - no par value:
     500,000 authorized, none issued                        --                --
   Common Stock - no par value:
     4,500,000 authorized, 507,496 issued
     and 366,847 outstanding at
     June 30, 2002 and at December 31, 2001                 --                --
   Additional paid in capital                          $ 4,506           $ 4,558
   Retained earnings - substantially restricted          3,790             3,785
   Unearned ESOP shares                                   -117              -136
   Share acquired for Stock Incentive Plan                -179              -198
   Treasury stock 140,649 shares at
     June 30, 2001 and 140,649 shares at
     December 31, 2000                                  -2,567            -2,567
   Accumulated other comprehensive income:
   Unrealized (loss) on available for
     sale securities net of taxes                           16                 8
                                                       -------           -------

         total stockholders' equity                    $ 5,449           $ 5,450
                                                       -------           -------

Total liabilities and stockholders' equity             $60,754           $62,997
                                                       =======           =======

                 See notes to consolidated financial statements

                               LENOX BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                  (Dollars in Thousands Except Per Share Data)

                                            Three months      Six months
                                              ending            ending
                                             June 30,          June 30,
                                         ---------------   ---------------
                                          2002     2001     2002     2001
                                         ------   ------   ------   ------
Interest Income and Dividend Income
  Loans                                  $  854   $1,092   $1,816   $2,183
  Mortgage-backed securities                 57        7       72       14
  Collateralized mortgage obligations        28       63       64      136
  Investments and interest bearing           21       43       36      124
  FHLB stock dividends                       22       32       43       64
                                         ------   ------   ------   ------
       Total                                982    1,237    2,031    2,521

Interest Expense
  Deposits                                  243      427      514      863
  Borrowed money                            327      379      656      822
                                         ------   ------   ------   ------
       Total                                570      806    1,170    1,685

  Net interest income before
    provision for loan losses               412      431      861      836

Provision for loan losses                    55      221       70      229
                                         ------   ------   ------   ------

  Net interest income after
    provision for loan losses               357      210      791      607

Other Income
  Service fee income                         71       49      134       91
  Gain on sale of loans and securities       44       69      111       97
  Other Income                                0      106        0      166
                                         ------   ------   ------   ------
       Total                                115      224      245      354

General and Administrative Expenses
  Compensation and employee benefits        217      524      448      736
  Occupancy and equipment                    62       74      123      129
  Federal insurance premium                   4        6        8       11
  Franchise taxes                            15        8       27       23
  Other expenses                            259      239      418      419
                                         ------   ------   ------   ------
       Total                                557      851    1,024    1,318

  Income (Loss) before
     provision for income taxes             -85     -417       12     -357

Provision (Credit) for income taxes         -27     -133        4     -110
                                         ------   ------   ------   ------

  Net Income (Loss)                        -$58    -$284   $    8    -$247
                                         ======   ======   ======   ======

  Basic Income (Loss) per share          -$0.17   -$1.00    $0.02   -$0.87
                                         ======   ======   ======   ======

  Diluted Income (Loss) per share        -$0.17   -$1.00    $0.02   -$0.87
                                         ======   ======   ======   ======

                 See notes to consolidated financial statements

                               LENOX BANCORP, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)
                                                        For the Six Months Ended
                                                                June 30
                                                        ------------------------
                                                           2002           2001
                                                        ----------     ---------
Cash flows from operating activities:
   Net income (loss)                                       $     8        -$247
Adjustments to reconcile net income
     to net cash provided (used)
     by operating activities
   Depreciation and amortization                                32           44
   Provision (credit) for losses on loans                       70          229
   Amortization of deferred loan fees                           31           25
   Loans disbursed for sale in the
     secondary market                                       -5,395       -7,696

   Proceeds from sale of loans in
     secondary market                                        5,309       11,171
   Deferred loan origination fees (cost)                        -3          -18
   FHLB stock dividends                                        -44          -64
   Gain on sale of investments and loans                      --            -97
   Amortization of stock incentive plan award                   10           10
   Effect of change in operating assets
     and liabilities
     Accrued interest receivable                                58          115
     Prepaid expenses                                           70         -190
     Prepaid federal income tax                                 39          -76
     Advances by borrowers for taxes and insurance            -256         -150
     Accrued expenses                                         -209          332
                                                           -------      -------
       Net cash provided (used) by operating activities       -280        3,388

Cash flow from Investing activities
   Property and equipment additions                           --             -5
   Repayments of mortgage backed securities                  2,836           82
   Purchase of Investments & certificates of deposit        -2,017           -2
   Purchase of mortgage back securities                     -5,050          --
   Net change in loans                                       8,202       -1,470
   Proceeds from sale of investments                          --            711
   Proceeds from sale of real estate acquired
     through foreclosure                                        34
   Purchase of FHLB stock                                     --             --
   Maturity of investments - AFS                              --            700
                                                           -------      -------

        Net cash provided (used) by investing activities     4,005           16

Cash Flows from financing activities
   Net increase (decrease) in deposits                      -1,435       -1,487
   Borrowings from FHLB                                       --             --
   Repayments of FHLB advances                                -388       -3,570
                                                           -------      -------
        Net cash provided (used) by investing activities    -1,823       -5,057

Increase (decrease) in cash and cash equivalents             1,902       -1,653
Cash and cash equivalents at beginning of period             4,095        2,591
                                                           -------      -------

Cash and cash equivalents at end of period                   5,997          938
                                                           =======      =======

Supplemental disclosure
   Cash Paid for:
     Interest expense                                        1,178        1,724
     Income taxes                                              -37           --

                 See notes to consolidated financial statements

PART I.    FINANCIAL INFORMATION

ITEM 1.    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

1.   BASIS OF PRESENTATION

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

Results of operations and cash flows for the six-month period ended June 30, 2002, are not necessarily indicative of the results to be expected for the full year to end December 31, 2002. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements, accounting policies and financial notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001 filed with the Securities and Exchange Commission.

2.    EARNINGS PER SHARE

The net income for the six months ended June 30, 2002 was $8,000, or $0.02 per share on an average of 345,048 shares, compared to a net loss for the six months ended June 30, 2001 of $247,000 or ($0.87) per share.

3.    CHANGE IN SECURITES

The shareholders authorized an additional 2,500,000 common shares from 2,000,000 to 4,500,000 common shares.

Additionally, 500,000 preferred shares were authorized. A 2002 Stock Option and Incentive Plan was approved with 150,000 common shares issued for the 2002 Plan.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANACIAL CONDITION
                   AND RESULTS OF OPERATIONS.

Comparison of Financial Condition at June 30, 2002 and December 31, 2001

ASSETS.    Total assets decreased by 3.6% to $60.8 million at June 30, 2002. This decrease was due to a 16.2% decrease in loans receivable from $50.7 million at December 31, 2001 to $42.5 million at June 30, 2002, primarily due to the early payoff of loans. Total investment securities increased to $8.6 million at June 30, 2002 from $4.3 million at December 31, 2001, as a result of investing the proceeds from the loan payoffs.

LIABILITIES.    Total liabilities decreased by 4.0% to $55.1 million at June 30, 2002. This decrease was primarily due to a 4.3% decrease in deposits to $31.9 million at June 30, 2002. Total deposits declined $1.4 million to $31.9 million at June 30, 2002, due to lower pricing in an effort to reduce the Company’s cost of funds.

STOCKHOLDERS' EQUITY.    Stockholders' equity remained relatively unchanged at $5.5 million for the period ending June 30, 2002.

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

The primary investment activity of the Company for the six months ended June 30, 2002 was the purchase of mortgage-backed securities. The most significant source of funds for the six months ending June 30, 2002, was the repayment of $8.2 million in mortgage loans.

The Bank is required to maintain a minimum level of liquidity consistent with the safe and sound operation of the institution. The Bank’s most liquid assets are cash, federal funds sold and marketable securities. The levels of the Bank’s liquid assets are dependent on the Bank’s operation, financing, lending and investing activities during any given period. At June 30, 2002, assets qualifying for short-term liquidity, including cash and short-term investment, totaled approximately $14.6 million.

At June 30, 2002, the Bank’s capital exceeded all the capital requirements of the FDIC. The Bank’s Tier 1 leverage and total capital to risk-weighted capital ratios were 9.15% and 18.87%, respectively.

Comparison of Results of Operations For the six months ended June 30, 2002 and 2001.

GENERAL.    The Company reported net income of $8,000 for the six months ending June 30, 2002, which represents a $255,000 increase compared to net income reported for the six months ending June 30, 2001.

Comprehensive income for the six months ending June 30, 2002 was $16,000 compared to a comprehensive loss of $170,000 for the six months ending June 30, 2001. The difference between net income and comprehensive income consists solely of the effect of unrealized gain and losses, net of taxes, on available for sale securities.

INTEREST AND DIVIDEND INCOME.    Interest and dividend income for the six months ended June 30, 2002 decreased 19.4%. Interest income on loans decreased by 16.8% to $1.8 million for the six months ended June 30, 2002. This was primarily due to a lower average balance of loans. Other investments and investment bearing deposits decreased by 36.4% to $215,000 for the six months ended June 30, 2002, mainly due to lower interest rate environment, partially offset by increase in average investment balances.

INTEREST EXPENSE.    Interest expense for the six months ended June 30, 2002 was $1.2 million compared to $1.7 million for the six months ended June 30, 2001, a decrease of 30.6%. Interest expense on deposits decreased 40.4% due to lower interest rates paid on deposits. Interest expense on borrowed money decreased by $166,000 to $656,000 for the six months ended June 30, 2002 due to lower average FHLB advances outstanding.

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES.    Net interest income before provision for loan losses increased 3.0% to $861,000 for the six months ended June 30, 2002.

PROVISION FOR LOAN LOSSES.    The provision for loan losses decreased from $229,000 for the six months ending June 30, 2001 to $70,000 for the six months ended June 30, 2002. The loan loss was increased to reflect the increase in the amount of loans secured by non-owner occupied real estate located outside the Cincinnati lending area.

The Company uses different formulas to determine the appropriate level of provision necessary for the allowance for loan losses to cover the losses in the loan portfolio. Because future events affecting the loan portfolio cannot be predicted with complete accuracy, there can be no assurance that management’s estimates are correct and that the existing allowance for loan losses is adequate. However, management believes that based on the information available to it on June 30, 2002, the Company’s allowance for loan losses is sufficient to cover losses inherent in the Company’s current loan portfolio.

OTHER INCOME.    Other income decreased by $109,000 due primarily to the decrease in gains on sale of loans in the period ending June 30, 2002.

GENERAL AND ADMINISTRATIVE EXPENSES.    General and administrative expenses for the six months ended June 30, 2002 were $1.0 million compared to $1.3 million for the six months ended June 30, 2001. Compensation and benefits decreased by $288,000 to $448,000 for six months ended June 30, 2002. This decrease was due primarily to the accrual of $300,000 in June 2001, for a potential payout for an employee contract.

INCOME TAXES.    Income taxes for the six months ended June 30, 2002 increased by $114,000 to $4,000 due to an increase in pretax earnings. Net income before tax provision was $12,000 for the six months ended June 30, 2002, compared to net loss of $357,000 for the same period ending June 30, 2001.

RECENT ACCOUNTING PRONOUNCEMENTS.    On July 29, 2001, the FASB issued SFAS 141 and 142. SFAS 141 requires that all business combinations be accounted for under a single method, the purchase method. The use of the pooling of interest method is no longer permitted. SFAS 141 requires that the purchase method be used for combinations initiated after September 30, 2001. SFAS 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. These statements have no material effect on the Company at this time since it has not been involved in a business combination subject to SFAS 141 and does not have goodwill or other intangible assets subject to SFAS 142.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings.

On September 25, 2001, Virginia M. Heitzman, the former CEO and President of Lenox and the Bank, filed with the American Arbitration Association a demand for arbitration with Lenox and the Bank. Ms. Heitzman’s demand sets forth claims for, among other things, reinstatement of employment and an unspecified amount of damages, including punitive damages, as a result of alleged wrongful termination of her employment agreements with Lenox and the Bank. On July 13, 2001 the Boards of Directors of Lenox and the Bank notified Ms. Heitzman of the termination of her employment agreements. Lenox and the Bank have accrued for the potential payout of the employment agreements and are contesting the arbitration demands of Ms. Heitzman. The matter is currently pending before the American Arbitration Association panel. Lenox and the Bank have filed a motion to stay or dismiss the case. The motion to dismiss was denied by the arbitrator who also ruled that Ms. Heitzman was entitled to compensation from Lenox only (and not the Bank) during the pendency of the arbitration. Lenox has filed a complaint with the Federal District Court for the Southern District of Ohio to vacate that award. Lenox and the Bank submitted to the FDIC and OTS the question as to whether Ms. Heitzman is entitled to any payment under applicable federal regulations prohibiting such payments by certain institutions regulated by the FDIC and OTS. On March 29, 2002, the FDIC determined that Ms. Heitzman was not entitled to any of the payments she is seeking. On May 23, 2002 the OTS also made a determination that she was not entitled to such payments. Ms. Heitzman continues to pursue her arbitration claims.

Item 2.    Changes in Securities and Use of Proceeds.

None.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.    Submission of Matters to a Vote of Security Holders.

        The Company’s Annual Shareholders Meeting was held on April 26, 2002. Each of the following maters were voted upon and approved by the Company’s shareholders as indicated below:

Election of Directors

                                            For                    Withheld
                                          -------                  --------
John C. Lame                              286,889                   35,969
Gary K. Kreider                           287,176                   35,682
Gail R. Behymer                           287,176                   35,682
Jane Schank                               287,176                   35,682
Guy E. Napier                             287,176                   35,682

                  Proposal                                                Broker
-------------------------------------------                                Non
                                                 For   Against  Abstain   Votes
                                               ------- -------  -------  -------
  1:  Amend Articles of Incorporation          217,510  21,080   2,840   81,428
1.1:  Increase Shares of Common Stock          294,425  25,633   2,800      -0-
1.2:  Authorize Shares of Preferred Stock      214,690  23,940   2,800   81,428
1.3:  Opt Out of Share Acquisition Act         196,030  42,600   2,800   81,428
1.4:  Increase Threshold Percentage of
      Shareholder Vote for Certain Actions
      to 60%                                   200,198  39,232   2,000   81,428
1.5:  Eliminate 75% Voting Power Requirement   214,368  24,275   2,787   81,428
  2:  Amend Code of Regulations                218,338  21,042   2,050   81,428
2.1:  Eliminate Classification of Board        213,812  25,468   2,150   81,428
2.2:  Allow Electronic Communications          299,483  21,375   2,000      -0-
2.3:  Expand Indemnification                   277,323  43,535   2,000      -0-
3.1:  Set Number of Directors to 5             299,603  21,155   2,100      -0-
  5:  2002 Stock Option and Incentive Plan     197,670  41,560   2,200   81,428
  6:  Ratify Independent Accountants           282,876  20,430  19,552      -0-

Item 5.    Other Information.

         As a result of the April 26, 2002 Annual Shareholders' Meeting and a subsequent resignation, the Board of Directors of Lenox now consists of Gail R. Behymer, John C. Lame, Guy E. Napier, and Jane Schank. The officers of Lenox are John C. Lame, Chairman of the Board, President and Chief Executive Officer; Jane Schank, Secretary and Treasurer. The Directors of the Bank are Gail R. Behymer, Michael W. Jordan, John C. Lame, Guy E. Napier, and Jane Schank. The officers of the Bank are: Gail R. Behymer, Chairman of the Board; Jane Schank, President and Chief Executive Officer and Joseph A. Kues, Chief Operating Officer and Treasurer.

Item 6.    Exhibits and Reports on Form 8-K (ss.249.308 of this Chapter).

(a)     Exhibits

99.1 99.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)    Reports on Form 8-K

Lenox filed a Form 8-K dated April 22, 2002 under Item 5 pursuant to which it reported earnings information and that the Memorandum of Understanding imposed by banking regulators in 1999 had been removed. Lenox filed a Balance Sheet and Consolidated Statement of Income each for the three months ended March 31, 2002 and March 31, 2001 with this Form 8-K.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LENOX BANCORP, INC.

Dated: August 9, 2002 Dated: August 9, 2002	By: /s/ John C. Lame John C. Lame President and Chief Executive Officer (principal executive officer) By: /s/ Jane Schank Jane Schank Secretary and Treasurer