Form 10QSB
period 2002-09-30
LENOX BANCORP INC
filed 2002-11-05
CIK 1000050

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[   X   ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
              EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

or

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

Yes    X        No

        As of November 5, 2002, the Company had 366,847 Common Shares outstanding.

Transitional Small Business Disclosure Format (check one):     Yes              No     X

                               LENOX BANCORP, INC.
                                   FORM 10-QSB

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2002

                                      INDEX

                                                                            Page
                                                                            ----

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements-Unaudited

Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operation.......................................... 6

Item 3. Controls and Procedures............................................... 8

PART II.OTHER INFORMATION

Item 1. Legal Proceedings .................................................... 8
Item 2. Changes in Securities ................................................ 8
Item 3. Defaults Upon Senior Securities....................................... 8
Item 4. Exhibits and Reports on Form 8-K...................................... 8

FORWARD-LOOKING STATEMENTS STATEMENT

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

Lenox Bancorp, Inc.
Part I.  FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

                               LENOX BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                                             Sept. 30,  Dec. 31,
                                                                2002      2001
                                                            (UNAUDITED)
                                                             ---------  --------
Assets
Cash and due from banks                                      $ 4,252     $ 4,095
Investment securities - available for sale,
   at fair value (amortized cost of $ 3,025
   and $0 at September 30, 2002 and Dec. 31, 2001)             3,045           0
Mortgage-backed securities - available for
   sale, at fair value (amortized cost of
   $5,082 and $360 at September 30, 2002
   and Dec. 31, 2001)                                          5,146         366
Collateralized mortgage obligations -
   available for sale, at fair value
   (amortized cost of $2,322 and $3,963
   at September 30, 2002 and Dec. 31, 2001)                    2,334       3,970
                                                             -------     -------
Total Investment Securities                                   10,525       4,336
Loan receivable, (net of allowance for loan
  loss of $254 and $290 at September 30,
  2002 and Dec. 31, 2001)                                     40,874      50,659
Loans held for sale - at lower of cost or market                   0           0

Accrued interest receivable                                      303         346
Property and equipment, net                                    1,155       1,197
Federal Home Loan Bank stock - at cost                         1,953       1,886
Other Real Estate Owned                                            0          39
Prepaid expenses and other assets                                357         400
Prepaid federal income taxes                                       0          39
                                                             -------     -------
Total Assets                                                 $59,419     $62,997
                                                             =======     =======

Liabilities and Stockholders' Equity
Liabilities:
  Deposits:
    Savings, club and other accounts                         $ 6,034     $ 6,890
    Money market and NOW accounts                              4,453       4,532
    Certificate accounts                                      20,133      21,877
                                                             -------     -------
      Total deposits                                          30,620      33,299
Advances from Federal Home Loan Bank                          22,762      23,179
Advance payments by borrowers for
  taxes and insurance                                            108         364
Accrued expenses                                                 323         581
                                                             -------     -------
      Total liabilities                                      $53,813     $57,423

Commitments and other liabilities

Equity for ESOP Shares                                       $   183     $   124

Stockholders' equity:
   Preferred Stock - no par value:
     500,000 authorized, none issued                            --          --
   Common Stock - no par value:
     4,500,000 authorized, 507,496
     issued and 366,847 outstanding
     at September 30, 2002 and at
     December 31, 2001                                          --          --
   Additional paid in capital                                $ 4,498     $ 4,558
   Retained earnings - substantially restricted                3,723       3,785
   Unearned ESOP shares                                         -109        -136
   Share acquired for Stock Incentive Plan                      -185        -198
   Treasury stock 140,649 shares at September 30,
     2001 and 140,649 shares at December 31, 2000             -2,567      -2,567
   Accumulated other comprehensive income:
   Unrealized (loss) on available for sale
     securities net of taxes                                      63           8
                                                             -------     -------
       total stockholders' equity                            $ 5,423     $ 5,450
                                                             -------     -------

Total liabilities and stockholders' equity                   $59,419     $62,997
                                                             =======     =======

                 See notes to consolidated financial statements

                               LENOX BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                  (Dollars in Thousands Except Per Share Data)

                                                   Three              Nine
                                                months ending     months ending
                                                -------------     -------------
                                                September 30,     September 30,
                                                2002     2001     2002     2001
                                               ------  ------    ------   ------

Interest Income and Dividend Income
 Loans                                         $  760   $1,051   $2,576   $3,234
 Mortgage-backed securities                        71        7      143       22
 Collateralized mortgage obligations               23       70       87      206
 Investments and interest bearing                  43       28       79      152
 FHLB stock dividends                              24       32       67       96
                                               ------   ------   ------   ------
      Total                                       921    1,189    2,952    3,710

Interest Expense
  Deposits                                        227      396      741    1,259
  Borrowed money                                  329      364      985    1,186
                                               ------   ------   ------   ------
       Total                                      556      760    1,726    2,445

  Net interest income before
     provision for loan losses                    365      429    1,226    1,265

Provision for loan losses                          24        9       94      238
                                               ------   ------   ------   ------

  Net interest income after
    provision for loan losses                     341      420    1,132    1,027

Other Income
  Service fee income                               55       54      189      147
  Gain on sale of loans and securities             96      -20      207       76
  Other Income                                      0       84        0      250
                                               ------   ------   ------   ------
       Total                                      151      118      396      473

General and Administrative Expenses
  Compensation and employee benefits              257      284      705    1,020
  Occupancy and equipment                          64       67      187      196
  Federal insurance premium                         4        4       12       15
  Franchise taxes                                  16        2       43       25
  Other expenses                                  255      161      673      581
                                               ------   ------   ------   ------
       Total                                      596      518    1,620    1,837

  Income (Loss) before provision
    for income taxes                             -104       20      -92     -337

Provision (Credit) for income taxes               -34       12      -30      -98
                                               ------   ------   ------   ------

  Net Income (Loss)                            -$  70   $    8   -$  62   -$ 239
                                               ======   ======   ======   ======

  Basic Income (Loss) per share                -$0.20   $ 0.02   -$0.18   -$0.84
                                               ======   ======   ======   ======
  Diluted Income (Loss) per share              -$0.20   $ 0.02   -$0.18   -$0.84
                                               ======   ======   ======   ======

                 See notes to consolidated financial statements

                               LENOX BANCORP, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                 For the Nine
                                                                 Months Ended
                                                                 September 30
                                                               -----------------
                                                                 2002      2001
                                                               -------   -------
Cash flows from operating activities:
   Net income (loss)                                              -$62     -$239
Adjustments to reconcile net income
to net cash provided (used)
by operating activities
   Depreciation and amortization                                    63        55
   Provision (credit) for losses on loans                           94       238
   Amortization of deferred loan fees                               49        43
   Proceeds from sale of loans in secondary market               8,137
   Deferred loan origination fees (cost)                            -4       -27
   FHLB stock dividends                                            -67       -96
   Gain on sale of investments and loans                            --       -76
   Amortization of stock incentive plan award                       39        15
   Effect of change in operating assets and liabilities
     Accrued interest receivable                                    43       102
     Prepaid expenses                                               48      -223
     Prepaid federal income tax                                     39         9
     Advances by borrowers for taxes and insurance                -253       -33
     Accrued expenses                                             -289       428
                                                                ------    ------
        Net cash provided (used)
        by operating activities                                   -300     8,333

Cash flow from Investing activities
   Property and equipment additions                                 -5        -5
   Repayments of mortgage backed securities                      3,985        96
   Purchase of Investments & certificates of deposit            -3,033        -2
   Purchase of mortgage back securities                         -7,074    -3,972
   Net change in loans                                           9,646    -2,234
   Proceeds from sale of investments                                --     4,037
   Proceeds from sale of real estate
     acquired through foreclosure                                   34
   Purchase of FHLB stock                                           --        --
   Maturity of investments - AFS                                    --     1,100
                                                                ------    ------
         Net cash provided (used)
         by investing activities                                 3,553      -980

Cash Flows from financing activities
   Net increase (decrease) in deposits                          -2,679    -3,134
   Borrowings from FHLB                                             --        --
   Repayments of FHLB advances                                    -417    -4,628
                                                                ------    ------
         Net cash provided (used)
         by investing activities                                -3,096    -7,762

Increase (decrease) in cash and cash equivalents                   157      -409
Cash and cash equivalents at beginning of period                 4,095     2,591
                                                                ------    ------

Cash and cash equivalents at end of period                       4,252     2,182
                                                                ======    ======

Supplemental disclosure
   Cash Paid for:
     Interest expense                                            1,729     2,486
     Income taxes                                                  -37        --

                 See notes to consolidated financial statements

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

Results of operations and cash flows for the nine-month period ended September 30, 2002, are not necessarily indicative of the results to be expected for the full year to end December 31, 2002. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements, accounting policies and financial notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001 filed with the Securities and Exchange Commission.

2.    EARNINGS PER SHARE

The net loss for the nine months ended September 30, 2002 was $62,000, or ($0.18) per share on an average of 345,048 shares, compared to a net loss for the nine months ended September 30, 2001 of $239,000 or ($0.84) per share.

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Comparison of Financial Condition at September 30, 2002 and December 31, 2001

ASSETS.Total assets decreased by 5.7% to $59.4 million at September 30, 2002. This decrease was due to a 19.3% decrease in loans receivable from $50.7 million at December 31, 2001 to $40.9 million at September 30, 2002, primarily due to the early payoff of loans. Total investment securities increased to $10.5 million at September 30, 2002 from $4.3 million at December 31, 2001, as a result of investing the proceeds from the loan payoffs.

LIABILITIES. Total liabilities decreased by 6.3% to $53.8 million at September 30, 2002. This decrease was primarily due to an 8.0% decrease in deposits to $30.6 million at September 30, 2002. Total deposits declined $2.7 million to $30.6 million at September 30, 2002, due to lower pricing in an effort to reduce the Company’s cost of funds.

STOCKHOLDERS' EQUITY. Stockholders' equity remained relatively unchanged at $5.6 million for the period ending September 30, 2002.

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

The primary investment activity of the Company for the nine months ended September 30, 2002 was the purchase of mortgage-backed securities. The most significant source of funds for the nine months ending September 30, 2002, was the repayment of $9.8 million in mortgage loans.

The Bank is required to maintain a minimum level of liquidity consistent with the safe and sound operation of the institution. The Bank’s most liquid assets are cash, federal funds sold and marketable securities. The levels of the Bank’s liquid assets are dependent on the Bank’s operation, financing, lending and investing activities during any given period. At September 30, 2002, assets qualifying for short-term liquidity, including cash and short-term investment, totaled approximately $14.8 million.

At September 30, 2002, the Bank’s capital exceeded all the capital requirements of the FDIC. The Bank’s Tier 1 leverage and total capital to risk-weighted capital ratios were 9.28% and 19.75%, respectively.

Comparison of Results of Operations For the nine months ended September 30, 2002 and 2001.

GENERAL. The Company reported net loss of $65,000 for the nine months ending September 30, 2002, which represents a $174,000 increase compared to net loss reported for the nine months ending September 30, 2001.

Comprehensive income for the nine months ending September 30, 2002 was a loss of $7,000 compared to a comprehensive loss of $170,000 for the nine months ending September 30, 2001. The difference between net income and comprehensive income consists solely of the effect of unrealized gain and losses, net of taxes, on available for sale securities.

INTEREST AND DIVIDEND INCOME. Interest and dividend income for the nine months ended September 30, 2002 decreased 20.4%. Interest income on loans decreased by 20.3% to $2.6 million for the nine months ended September 30, 2002. This was primarily due to a lower average balance of loans. Other investments and investment bearing deposits decreased by 21.0% to $376,000 for the nine months ended September 30, 2002, mainly due to lower interest rate environment, partially offset by increase in average investment balances.

INTEREST EXPENSE. Interest expense for the nine months ended September 30, 2002 was $1.7 million compared to $2.4 million for the nine months ended September 30, 2001, a decrease of 29.2%. Interest expense on deposits decreased 41.1% due to lower interest rates paid on deposits and lower deposits. Interest expense on borrowed money decreased by $201,000 to $985,000 for the nine months ended September 30, 2002 due to lower average FHLB advances outstanding.

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES. Net interest income before provision for loan losses decreased by $39,000 to $1,226,000 for the nine months ended September 30, 2002.

PROVISION FOR LOAN LOSSES. The provision for loan losses decreased from $238,000 for the nine months ending September 30, 2001 to $94,000 for the nine months ended September 30, 2002.

The Company uses different formulas to determine the appropriate level of provision necessary for the allowance for loan losses to cover the losses in the loan portfolio. Because future events affecting the loan portfolio cannot be predicted with complete accuracy, there can be no assurance that management’s estimates are correct and that the existing allowance for loan losses is adequate. However, management believes that based on the information available to them on September 30, 2002, the Company’s allowance for loan losses is sufficient to cover losses inherent in the Company’s current loan portfolio.

OTHER INCOME. Other income decreased by $77,000 due primarily to the decrease in gains on sale of loans in the period ending September 30, 2002.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the nine months ended September 30, 2002 were $1.6 million compared to $1.8 million for the nine months ended September 30, 2001. Compensation and benefits decreased by $315,000 to $705,000 for nine months ended September 30, 2002. This decrease was due primarily to the accrual of $300,000 in June 2001, for a potential payout for an employee contract.

INCOME TAXES. Income taxes for the nine months ended September 30, 2002 increased by $68,000 due to an increase in pretax earnings. Net loss before tax provision was $95,000 for the nine months ended September 30, 2002, compared to net loss of $337,000 for the same period ending September 30, 2001.

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

ITEM 3.    Controls and Procedures

As of October 1, 2002, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Secretary and Treasurer (Chief Accounting Officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and Treasurer, concluded that the Company’s disclosure controls and procedures were effective as of October 1, 2002. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to October 1, 2002.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings.

On September 27, 2002, Lenox and Ms. Heitzman reached an agreement in principle to settle all pending arbitration and claims, subject to regulatory approval. The terms of such settlement will not be final until the regulators provide a final response to the applications submitted to them by Lenox and the Bank. This matter was previously reported in the 10-QSB filed for June 30, 2002 quarter end.

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

None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LENOX BANCORP, INC.

Dated: November 5, 2002 Dated: November 5, 2002	By: /s/ John C. Lame John C. Lame President and Chief Executive Officer (principal executive officer) By: /s/ Jane Schank Jane Schank Secretary and Treasurer

Certification of Principal Executive Officer
Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
And Securities and Exchange Commission Release 34-46427

I, John C. Lame, the principal executive officer of Lenox Bancorp, Inc., certify that:

1)	I have reviewed this quarterly report on Form 10-Q of Lenox Bancorp, Inc.;

2)

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3)

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4)

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6)

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 5, 2002

/s/John C. Lame
Principal Executive Officer

Certification of Principal Financial Officer
Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
And Securities and Exchange Commission Release 34-46427

I, Jane Schank, the principal financial officer of Lenox Bancorp, Inc., certify that:

1)	I have reviewed this quarterly report on Form 10-Q of Lenox Bancorp, Inc.;

2)

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3)

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4)

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6)

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 5, 2002

/s/Jane Schank
Principal Financial Officer