Form 10QSB/A
period 2002-09-30
LENOX BANCORP INC
filed 2003-02-28
CIK 1000050

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB/A

(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

or

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ________________

Commission File Number 0-28162

                              LENOX BANCORP, INC.
(Exact name of small business issuer as specified in its charter)

Ohio	31-1445959
(State or other jurisdiction)	(I.R.S. Employer Identification No.)

4730 Montgomery Road, Cincinnati, Ohio 45212
(Address of principal executive officers)

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

LENOX BANCORP, INC.
FORM 10-QSB/A

FOR THE QUARTER ENDED SEPTEMBER 30, 2002

INDEX

		Page
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements-Unaudited
	Consolidated Balance Sheets	3
	Consolidated Statements of Income	4
	Consolidated Statements of Cash Flows	5
	Notes to Unaudited Consolidated Financial Statements	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operation	6
PART II.	OTHER INFORMATION
Item 4.	Exhibits and Reports on Form 8-K	8

FORWARD-LOOKING STATEMENTS STATEMENT

        The Private Securities Litigation Reform Act of 1995 provides a safe harbor from civil litigation for forward-looking statements accompanied by meaningful cautionary statements. Statements contained in this report and the information incorporated by reference into this report that are not historical facts are forward-looking statements based on our current expectations and beliefs concerning future developments. There can be no assurance that future developments affecting us will be the same as those that we anticipated. Actual results could differ materially from those projected in the forward-looking statements. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identified by use of the words “may,” “will,” “continue,” “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations include:

o      changes in the performance of the financial markets;
o      changes in the demand for and market acceptance of our products and services;
o      changes in general economic conditions including interest rates and the presence of competitors with greater financial resources;
o      the continued availability of adequate funding sources;
o      loan delinquency rates and the possible inadequacy of allowances for loan losses; and
o      changes in state and federal banking regulations and regulatory actions affecting Lenox.

These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on statements. Further information concerning us and our business, including additional factors that could materially affect our financial results, is included in our filings with the Securities and Exchange Commission.

        Lenox Bancorp, Inc. is filing this report on Form 10-QSB/A to amend and restate the Financial Statements included in Part I, Item 1, notes thereto and Management Discussion and Analysis of the Form 10-QSB for the quarter ended September 30, 2002 filed with the Securities and Exchange Commission on November 5, 2002 as a result of the Company’s recent discovery of inaccurate record keeping relating to mortgage servicing rights income. As a result, a provision of $45,000 was made as a reduction to gain on the sale of loans to record the mortgage servicing rights at the lower of cost or market. Other than the Financial Statements, notes thereto and Management Discussion and Analysis, no other sections of the Form 10-QSB require amendment or restatement at this time.

Lenox Bancorp, Inc.
Part I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

LENOX BANCORP, INC.
CONSOLIDATED BALANCE SHEETS

(DOLLARS IN THOUSANDS)

	Sept. 30, 2002 (UNAUDITED)	Dec. 31, 2001
Assets
Cash and due from banks	$4,252	$4,095
Investment securities - available for sale, at fair value (amortized cost of	$3,025
and $0 at September 30, 2002 and Dec. 31, 2001)	3,045	0
Mortgage-backed securities - available for sale, at fair value (amortized cost of
$5,082 and $360 at September 30, 2002 and Dec. 31, 2001)	5,146	366
Collateralized mortgage obligations - available for sale, at fair value (amortized
cost of $2,322 and $3,963 at September 30, 2002 and Dec. 31, 2001)	2,334	3,970

Total Investment Securities	10,525	4,336
Loan receivable, (net of allowance for loan loss of $254 and $290 at September 30, 2002 and Dec. 31, 2001)	40,874	50,659
Loans held for sale - at lower of cost or market	0	0
Accrued interest receivable	303	346
Property and equipment, net	1,155	1,197
Federal Home Loan Bank stock - at cost	1,953	1,886
Other Real Estate Owned	0	39
Prepaid expenses and other assets	312	400
Prepaid federal income taxes	0	39

Total Assets	$59,374	$62,997

Liabilities and Stockholders' Equity
Liabilities:
Deposits:
Savings, club and other accounts	$6,034	$6,890
Money market and NOW accounts	4,453	4,532
Certificate accounts	20,133	21,877

Total deposits	30,620	33,299
Advances from Federal Home Loan Bank	22,762	23,179
Advance payments by borrowers for taxes and insurance	108	364
Accrued expenses	307	581

Total liabilities	$53,797	$57,423
Commitments and other liabilities

Equity for ESOP Shares	$183	$124
Stockholders' equity:
Preferred Stock - no par value: 500,000 authorized, none issued	--	--
Common Stock - no par value: 4,500,000 authorized, 507,496 issued and 366,847
outstanding at September 30, 2002 and at December 31, 2001	--	--
Additional paid in capital	$4,498	$4,558
Retained earnings - substantially restricted	3,694	3,785
Unearned ESOP shares	-109	-136
Share acquired for Stock Incentive Plan	-185	-198
Treasury stock 140,649 shares at September 30, 2001 and 140,649 shares at December
31, 2000	-2,567	-2,567
Accumulated other comprehensive income:
Unrealized (loss) on available for sale securities net of taxes	63	8

Total stockholders' equity	$5,394	$5,450

Total liabilities and stockholders' equity	$59,374	$62,997

        See notes to consolidated financial statements

LENOX BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)
(Dollars in Thousands Except Per Share Data)

	Three months ending September 30,		Nine months ending September 30,
	2002	2001	2002	2001
Interest Income and Dividend Income
Loans	$760	$1,051	$2,576	$3,234
Mortgage-backed securities	71	7	143	22
Collateralized mortgage obligations	23	70	87	206
Investments and interest bearing	43	28	79	152
FHLB stock dividends	24	32	67	96

Total	921	1,189	2,952	3,710
Interest Expense
Deposits	227	396	741	1,259
Borrowed money	329	364	985	1,186

Total	556	760	1,726	2,445
Net interest income before provision for loan losses	365	429	1,226	1,265
Provision for loan losses	24	9	94	238

Net interest income after provision for loan losses	341	420	1,132	1,027
Other Income
Service fee income	55	54	189	147
Gain (loss) on sale of loans and securities	51	-20	162	76
Other Income	0	84	0	250

Total	106	118	351	473
General and Administrative Expenses
Compensation and employee benefits	257	284	705	1,020
Occupancy and equipment	64	67	187	196
Federal insurance premium	4	4	12	15
Franchise taxes	16	2	43	25
Other expenses	255	161	673	581

Total	596	518	1,620	1,837
Income (Loss) before provision for income taxes	-149	20	-137	-337
Provision (Credit) for income taxes	-50	12	-46	-98

Net Income (Loss)	-$99	$8	-$91	-$239

Basic Income (Loss) per share	-$0.29	$0.02	-$0.26	-$0.84

Diluted Income (Loss) per share	-$0.29	$0.02	-$0.26	-$0.84

        See notes to consolidated financial statements

LENOX BANCORP, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)
(DOLLARS IN THOUSANDS)

	For the Nine Months Ended September 30
	2002	2001
Cash flows from operating activities:
Net income (loss)	-$91	-$239
Adjustments to reconcile net income to net cash provided (used)
by operating activities
Depreciation and amortization	63	55
Provision (credit) for losses on loans	94	238
Amortization of deferred loan fees	49	43
Proceeds from sale of loans in secondary market	8,137
Deferred loan origination fees (cost)	-4	-27
FHLB stock dividends	-67	-96
Gain on sale of investments and loans	--	-76
Amortization of stock incentive plan award	39	15
Effect of change in operating assets and liabilities
Accrued interest receivable	43	102
Prepaid expenses	93	-223
Prepaid federal income tax	39	9
Advances by borrowers for taxes and insurance	-253	-33
Accrued expenses	-305	428

Net cash provided (used) by operating activities	-300	8,333
Cash flow from Investing activities
Property and equipment additions	-5	-5
Repayments of mortgage backed securities	3,985	96
Purchase of Investments & certificates of deposit	-3,033	-2
Purchase of mortgage back securities	-7,074	-3,972
Net change in loans	9,646	-2,234
Proceeds from sale of investments	--	4,037
Proceeds from sale of real estate acquired through foreclosure	34
Maturity of investments - AFS	--	1,100

Net cash provided (used) by investing activities	3,553	-980
Cash Flows from financing activities
Net increase (decrease) in deposits	-2,679	-3,134
Borrowings from FHLB	--	--
Repayments of FHLB advances	-417	-4,628

Net cash provided (used) by investing activities	-3,096	-7,762
Increase (decrease) in cash and cash equivalents	157	-409
Cash and cash equivalents at beginning of period	4,095	2,591

Cash and cash equivalents at end of period	4,252	2,182

Supplemental disclosure
Cash Paid for:
Interest expense	1,729	2,486
Income taxes	-37	--

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

2.     EARNINGS PER SHARE

The net loss for the nine months ended September 30, 2002 was $91,000, or ($0.26) per share on an average of 345,048 shares, compared to a net loss for the nine months ended September 30, 2001 of $239,000 or ($0.84) per share.

ITEM 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations.

Comparison of Financial Condition at September 30, 2002 and December 31, 2001

ASSETS.     Total assets decreased by 5.7% to $59.4 million at September 30, 2002. This decrease was due to a 19.3% decrease in loans receivable from $50.7 million at December 31, 2001 to $40.9 million at September 30, 2002, primarily due to the early payoff of loans. Total investment securities increased to $10.5 million at September 30, 2002 from $4.3 million at December 31, 2001, as a result of investing the proceeds from the loan payoffs.

LIABILITIES.     Total liabilities decreased by 6.3% to $53.8 million at September 30, 2002. This decrease was primarily due to an 8.0% decrease in deposits to $30.6 million at September 30, 2002. Total deposits declined $2.7 million to $30.6 million at September 30, 2002, due to lower pricing in an effort to reduce the Company’s cost of funds.

STOCKHOLDERS’ EQUITY.      Stockholders’ equity remained relatively unchanged at $5.4 million for the period ending September 30, 2002.

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

Comparison of Results of Operations For the nine months ended September 30, 2002 and 2001.

GENERAL.     The Company reported net loss of $91,000 for the nine months ending September 30, 2002, which represents a $148,000 increase compared to net loss reported for the nine months ending September 30, 2001.

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

OTHER INCOME. Other income decreased by $122,000 due primarily to the decrease in gains on sale of loans and decrease in mortgage servicing rights income in the period ending September 30, 2002.

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

INCOME TAXES. Income taxes for the nine months ended September 30, 2002 increased by $52,000 due to an increase in pretax earnings. Net loss before tax provision was $137,000 for the nine months ended September 30, 2002, compared to net loss of $337,000 for the same period ending September 30, 2001.

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

PART II. OTHER INFORMATION

Item 4.    Exhibits and Reports on Form 8-K (ss.249.308 of this Chapter).

(a)    Exhibits

99.1 Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)     Reports on Form 8-K

None.

SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 28, 2003	LENOX BANCORP, INC. By: /s/John C. Lame John C. Lame President and Chief Executive Officer (principal executive officer)
Dated: February 28, 2003	/s/Jane Schank Jane Schank Secretary and Treasurer

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

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial date and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6)	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there was significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 28, 2003

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

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial date and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6)	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there was significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 28, 2003

/s/Jane Shank
Principal Financial Officer